Form 10-Q
period 2000-10-01
ADVANCED POWER TECHNOLOGY INC
filed 2000-11-14
CIK 1114973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2000

                                       OR

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-16047

                         ADVANCED POWER TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            93-0875072
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                   405 SW COLUMBIA STREET, BEND, OREGON 97702
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (541) 382-8028
                         (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of November 10, 2000 was 8,392,637 shares.

                         ADVANCED POWER TECHNOLOGY, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION                                                               PAGE

      Item 1.   Financial Statements:

                     Consolidated Balance Sheets as of September 30, 2000 and                          2
                        December 31, 1999

                     Consolidated Statements of Operations for the three and nine months ended
                        September 30, 2000 and 1999                                                    3

                     Consolidated Statements of Cash Flows for the nine months ended
                        September 30, 2000 and 1999                                                    4

                     Notes to Consolidated Financial Statements                                        5

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                          7

      Item 3.   Quantitative and Qualitative Disclosure About Market Risk                             12


PART II         OTHER INFORMATION

      Item 2.   Change in Securities and Use of Proceeds                                              13

      Item 6.   Exhibits and Reports on Form 8-K                                                      13

                Signature                                                                             14

                                       1

                         ADVANCED POWER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000             1999
                                                                                 -------------    ------------
                                    ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $      31,650    $        316
  Short-term investments                                                                 5,006               -
  Accounts receivable, net of allowance of $120 and $62                                  6,776           4,447
  Inventories, net                                                                       5,661           5,153
  Prepaid expenses and other current assets                                                796             584
  Net current deferred tax asset                                                         1,301             564
                                                                                 -------------    ------------
  Total current assets                                                                  51,190          11,064

Property and equipment, net                                                              3,673           2,483
Other assets                                                                               175             312
                                                                                 -------------    ------------
  Total assets                                                                   $      55,038    $     13,859
                                                                                 =============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Lines of credit                                                                $         880    $      4,895
  Accounts payable                                                                       4,365           2,485
  Accrued expenses                                                                       1,121           1,789
  Current portion of long-term debt                                                        268           2,737
  Current portion of capital lease obligations                                              96             181
                                                                                 -------------    ------------
  Total current liabilities                                                              6,730          12,087
Long-term debt, less current portion                                                         -           3,320
Capital lease obligations, less current portion                                            145             205
Deferred gain on sale leaseback                                                            170             267
Net non-current deferred tax liability                                                     456             455
                                                                                 -------------    ------------
  Total liabilities                                                                      7,501          16,334


Stockholders' equity (deficit):
  Preferred stock, par value $.001, 1,000,000 shares authorized; no shares
    issued and outstanding                                                                   -               -
  Common stock, par value $.01, 19,000,000 shares authorized; 8,392,067 and
    5,000,020 shares issued and outstanding in 2000 and 1999, respectively                  85              50
  Additional paid-in capital                                                            65,270          15,048
  Treasury stock, at cost, 108,286 shares                                               (1,683)              -
  Deferred stock compensation                                                             (396)            (31)
  Accumulated other comprehensive income                                                    34              44
  Accumulated deficit                                                                  (15,773)        (17,586)
                                                                                 -------------    ------------
  Total stockholders' equity (deficit)                                                  47,537          (2,475)
                                                                                 -------------    ------------
                                                                                 $      55,038    $     13,859
                                                                                 =============    ============

          See accompanying notes to consolidated financial statements.

                         ADVANCED POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenues, net                                $    12,058    $     7,250    $    31,699    $    19,688
Cost of goods sold                                 7,233          4,885         19,746         13,149
                                             -----------    -----------    -----------    -----------
Gross profit                                       4,825          2,365         11,953          6,539

Operating expenses:
  Research and development                           280            213            762            653
  Selling, general and administrative              2,764          1,692          7,363          5,213
                                             -----------    -----------    -----------    -----------
  Total operating expenses                         3,044          1,905          8,125          5,866
                                             -----------    -----------    -----------    -----------
Income from operations                             1,781            460          3,828            673

Other expense, net                                   (82)          (292)          (869)          (872)
                                             -----------    -----------    -----------    -----------

Income (loss) before income taxes                  1,699            168          2,959           (199)
Income tax expense                                   380             50          1,146            150
                                             -----------    -----------    -----------    -----------
Net income (loss)                            $     1,319    $       118    $     1,813    $      (349)
                                             ============   ===========    ===========    ============

Net income (loss) per share:
  Basic                                      $      0.19           0.02    $      0.32    $     (0.07)
  Diluted                                           0.16           0.02           0.26          (0.07)
Weighted average number of shares used
  in the computation of net income
  (loss) per share:
  Basic                                            6,869          5,000          5,621          5,000
  Diluted                                          8,155          5,887          6,925          5,000

          See accompanying notes to consolidated financial statements.

                         ADVANCED POWER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             -----------------------
                                                                                2000         1999
                                                                             -----------  ----------
Cash flows from operating activities:
  Net income (loss)                                                          $  1,813     $    (349)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                            1,002         1,528
       Net gain on disposal of property and equipment                              15             -
       Non-cash income tax expense                                              1,124             -
       Deferred gain on sale-leaseback                                             (8)          (73)
       Non-cash interest expense                                                  659            89
       Amortization of deferred stock compensation                                211             -
  Changes in operating assets and liabilities:
       Accounts receivable                                                     (2,430)         (777)
       Inventories                                                               (586)          123
       Prepaid expenses and other assets                                         (729)          708
       Accounts payable and accrued expenses                                    1,877          (349)
                                                                           ----------   -----------
  Net cash provided by operating activities                                     2,948           900

Cash flows from investing activities:
  Purchases of short-term investments                                          (4,963)            -
  Purchase of property and equipment                                           (2,032)         (240)
                                                                           ----------   -----------
  Net cash used in investing activities                                        (6,995)         (240)

Cash flows from financing activities:
  Book overdraft                                                                    -           138
  (Payments) borrowings on lines of credit, net                                (3,920)          183
  Payments on capital lease obligations                                          (145)         (780)
  Proceeds from issuance of long-term debt                                        775             -
  Principal payments on long-term debt                                         (3,236)         (226)
   Sale of common stock, net of issuance costs                                 38,365             -
  Payment of note receivable from officers (1)                                  3,580             -
                                                                           ----------   -----------
  Net cash provided by (used in) financing activities                          35,419          (685)

Effects of exchange rate changes on cash                                          (38)           (3)
                                                                           ----------   -----------
  Net change in cash and cash equivalents                                      31,334           (28)
Cash and cash equivalents at beginning of period                                  316            56
                                                                           ----------   -----------
Cash and cash equivalents at end of period                                 $   31,650   $        28
                                                                           ==========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:  Interest                               $      563   $       439
                                    Income taxes                                  357             -

Supplemental disclosure of noncash activities:
  Property and equipment acquired through capital lease obligations        $        -   $       128
  Tax benefit of warrants exercised                                               380             -
  Payment of note payable to Hamilton Sundstrand (1)                            4,091             -
  Payment received on note receivable recorded as additional paid in            3,580             -
    capital (1)
  Unrealized loss on short-term investments                                        43             -

---------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Push Down Accounting"

          See accompanying notes to consolidated financial statements.

                         ADVANCED POWER TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

         The financial information included herein for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2000.

         These financial statements have been prepared by Advanced Power Technology, Inc. (APT) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although APT believes the disclosures provided are adequate to prevent the information presented from being misleading.

         This report on Form 10-Q for the quarter ended September 30, 2000, should be read in conjunction with APT's Registration Statement on Form S-1 (Registration No. 333-38418) filed on June 2, 2000 and amendments thereto (Form S-1). Portions of the accompanying financial statements are derived from APT's audited year-end financial statements dated December 31, 1999.

         APT's financial quarters are 13- week periods. The third quarter of 1999 ended on October 3 and the third quarter of 2000 ended on October 1. For convenience, the third quarters and first nine months of 2000 and 1999 are shown as ended on September 30.

NOTE 2. COMPREHENSIVE INCOME

          APT has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the reporting of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and beginning in the quarter ended September 30, 2000, also includes unrealized gains and losses from investments.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         APT classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. All investments are classified assuming they are available for sale and are recorded at market value.

NOTE 4. INVENTORIES, NET

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000            1999
                                                  -------------    ------------
Raw materials                                     $      1,155     $       581
Work in process                                          4,299           3,941
Finished goods                                             913           1,380
                                                  ------------     -----------
                                                         6,367           5,902
Valuation reserve                                         (706)           (749)
                                                  ------------     -----------
                                                  $      5,661     $     5,153
                                                  ============     ===========

NOTE 5. PROPERTY AND EQUIPMENT, NET

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000            1999
                                                  -------------    ------------
Machinery, furniture and equipment                $     10,636    $     11,843
Leasehold improvements                                     542             564
Assets in process                                          546             722
                                                  ------------     -----------
                                                        11,724          13,129
Less accumulated depreciation and amortization          (8,051)        (10,646)
                                                  ------------     -----------
                                                  $      3,673     $     2,483
                                                  ============     ===========


NOTE 6. NET INCOME (LOSS) PER SHARE

         Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period. Incremental shares related to outstanding stock options and warrants of approximately 1,286,000 for the three months ended September 30, 2000, 1,304,000 for the nine months ended September 30, 2000 and 887,000 for the three months ended September 30, 1999 were included in the calculations of diluted net income per share for those periods. Incremental shares related to outstanding stock options and warrants of 722,000 for the nine months ended September 30, 1999 were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

NOTE 7.  AMORTIZATION OF DEFERRED STOCK COMPENSATION

         APT recorded deferred stock compensation of $576,000 during the nine months ended September 30, 2000. Deferred stock compensation is based on the difference between the fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally five years. In the nine months ended September 30, 2000, $211,000 of deferred stock compensation has been amortized.

NOTE 8.  INITIAL PUBLIC OFFERING

         In August 2000, APT completed an initial public offering (IPO) of 4,025,000 shares of common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.4 million. The net proceeds are currently invested in various short-term investments and will be used for general corporate purposes, including research and development and possible acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our Registration Statement on Form S-1 (Registration No. 333-38418) filed on June 2, 2000 and amendments thereto (Form S-1).

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the risks detailed in the "Business--Risk Factors" section of our Form S-1.

OVERVIEW

         We are a leading designer, manufacturer and marketer of high-performance power semiconductors. Power semiconductors manage and regulate power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to handle voltages and currents above one kilowatt, and high frequency refers to the ability to switch on and off at speeds above 100 kilohertz. We sell our products primarily in North America and Europe, with increasing sales in Asia, through a network of independent sales representatives and distributors.

         In August 2000, we completed an initial public offering (IPO) of 4,025,000 shares of our common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.4 million. The net proceeds are currently invested in various short-term investments and will be used for general corporate purposes, including research and development and possible acquisitions. Our common stock is listed on the Nasdaq National Market under the symbol APTI.

RESULTS OF OPERATIONS

         The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                      ----------------------     -----------------------
                                                         2000       1999           2000         1999
                                                      ----------  ----------     ---------   -----------
Revenues, net                                            100.0%      100.0%        100.0%        100.0%
Cost of goods sold                                        60.0        67.4          62.3          66.8
                                                      ----------  ----------     ---------   -----------
Gross profit                                              40.0        32.6          37.7          33.2
Operating expenses:
  Research and development                                 2.3         3.0           2.4           3.3
  Selling, general and administrative                     22.9        23.3          23.2          26.5
                                                      ----------  ----------     ---------   -----------
  Total operating expenses                                25.2        26.3          25.6          29.8
                                                      ----------  ----------     ---------   -----------
Income from operations                                    14.8         6.3          12.1           3.4
Other expense, net                                        (0.7)       (4.0)         (2.8)         (4.4)
                                                      ----------  ----------     ---------   -----------
Income (loss) before income taxes                         14.1         2.3           9.3          (1.0)
Income tax expense                                         3.2         0.7           3.6           0.8
                                                      ----------  ----------     ---------   -----------
Net income (loss)                                         10.9%        1.6%          5.7%         (1.8)%
                                                      ==========  ==========     =========   ===========

         REVENUES. Our net revenues were $12.1 million in the third quarter of 2000, an increase of 66.3% from net revenues of $7.3 million in the third quarter of 1999, and $31.7 million in the first nine months of 2000, an increase of 61.0% from net revenues of $19.7 million in the first nine months of 1999. Higher levels of demand from our customers and continued strength in the semiconductor industry brought about the increases in net revenues in the third quarter and first nine months of 2000. Sales of our products increased in the communications and Internet infrastructure markets as a result of increasing demand for communications infrastructure, in particular, base stations used in wireless communication. Sales of our products also increased in the semiconductor capital equipment market as a result of a continued increase in the building of wafer fabrication facilities.

         Also included in revenues in the third quarter of 2000 was $220,000 of technology licensing revenue associated with our joint venture in China. Earlier in 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met.

         GROSS PROFIT. Our gross profit margin was 40.0% in the third quarter of 2000 compared to 32.6% in the third quarter of 1999, and 37.7% in the first nine months of 2000 compared to 33.2% in the first nine months of 1999. The increases in gross profit margin in the third quarter and first nine months of 2000 resulted from lower costs associated with use of processed silicon wafers from Infineon Technologies, which we began to purchase in the fourth quarter of 1999, a more favorable product mix including greater sales of radio frequency, or RF, power semiconductors which have a higher gross margin, improved capacity utilization in our Bend, Oregon manufacturing facility, and a negotiated reduction in the cost of silicon from our key supplier.

         RESEARCH AND DEVELOPMENT EXPENSE. Our research and development expenses were $280,000 in the third quarter of 2000, an increase of 31.5% from research and development expenses of $213,000 in the third quarter of 1999, and $762,000 in the first nine months of 2000, an increase of 16.7% from research and development expenses of $653,000 in the first nine months of 1999. The increase in research and development expenses in the third quarter of 2000 principally resulted from increased salaries. The increase in research and development expenses in the first nine months of 2000 largely resulted from the salary reductions which had been in place through the first six months of 1999, and were subsequently eliminated in late 1999. Additionally, in the first nine months of 2000, we recorded $23,000 (of which $7,000 was recorded in the third quarter of 2000) of stock compensation expense. No stock compensation expense was recorded in 1999. See "Stock Compensation Expense" below.

         As a percent of net revenues, research and development expense decreased to 2.3% in the third quarter of 2000 from 3.0% in the third quarter of 1999, and decreased to 2.4% in the first nine months of 2000 from 3.3% in the first nine months of 1999 primarily due to the increase in net revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Our selling, general and administrative expenses were $2.8 million in the third quarter of 2000, an increase of 63.4% from selling, general and administrative expenses of $1.7 million in the third quarter of 1999, and $7.4 million in the first nine months of 2000, an increase of 41.2% from selling, general and administrative expenses of $5.2 million in the first nine months of 1999. In the three month periods, the increase in selling, general and administrative expenses in 2000 principally resulted from $266,000 of increased commissions on higher revenues, $339,000 of increased payroll from bonuses accrued based on operating results, salary increases, additional personnel and stock compensation expense, $64,000 of increased depreciation on computer systems and general increases related to the growth of our business. In the nine month periods, the increase in selling, general and administrative expenses in 2000 principally resulted from $722,000 of increased commissions on higher revenues, $551,000 of increased payroll from bonuses accrued based on operating results, the elimination of salary decreases in effect in 1999 and to a lesser extent additional personnel, $144,000 of increased depreciation on computer systems, $115,000 of stock compensation expense (See "Stock Compensation Expense" below) and general increases related to the growth of our business.

         As a percent of net revenues, selling, general and administrative expense decreased to 22.9% in the third quarter of 2000 from 23.3% in the third quarter of 1999 and decreased to 23.2% in the first nine months of 2000 from 26.5% in the first nine months of 1999, primarily due to the increase in net revenues.

          Selling, general and administrative expenses also include amortization of goodwill of $67,000 and $262,000 in the third quarter and first nine months of 2000, respectively, and $91,000 and $272,000 in the third quarter and first nine months of 1999, respectively related to the purchase of APT by our six senior officers. See "Effects of Push Down Accounting" below.

         STOCK COMPENSATION EXPENSE. Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $67,000 was recorded in the third quarter of 2000. Of this amount, $23,000 was recorded in cost of goods sold, $7,000 was recorded in research and development expense and $37,000 was recorded in selling, general and administrative expense. Stock compensation expense of $211,000 was recorded in the first nine months of 2000. Of this amount, $73,000 was recorded in cost of goods sold, $23,000 was recorded in research and development expense and $115,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of $67,000 in the fourth quarter of 2000.

         OTHER EXPENSE, NET. Other expense, net was $82,000 in the third quarter of 2000, $292,000 in the third quarter of 1999, $869,000 in the first nine months of 2000, and $872,000 in the first nine months of 1999. Other expense, net includes interest expense, interest income and other expense.

         Interest expense increased to $394,000 in the third quarter of 2000 from $317,000 in the third quarter of 1999, and increased to $1.2 million in the first nine months of 2000 from $945,000 in the first nine months of 1999. Interest expense increased by $230,000 in the third quarter of 2000 and $460,000 in the first nine months of 2000 as a result of imputed interest related to the issuance of warrants to Advanced Energy Industries to purchase shares of our common stock in return for a renewal of their loan guaranty. Interest expense also included interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers and other outstanding debt related to our operations. See "Effects of Push Down Accounting" below. The increases in interest expense in the third quarter and first nine months of 2000 were partially offset by a decrease in interest expense as a result of the payment of outstanding debt from proceeds of our IPO in early August 2000. See "Liquidity and Capital Resources" below.

         We had interest income of $314,000 in the third quarter of 2000 and $315,000 in the first nine months of 2000, nearly all of which we earned on the investment of proceeds from our IPO in August 2000. We had no material amounts of interest income in the 1999 periods.

         INCOME TAXES. Our effective tax rate was approximately 39% in the first nine months of 2000. Absent the impact of push down accounting, our effective tax rate would have been approximately 35% in the first nine months of 2000. We expect our annual effective tax rate will approximate 39% for 2000. The effective tax rate was increased by permanent differences such as nondeductible expenses and was decreased by the benefit of a decrease in the valuation allowance on the foreign net operating losses. Due to the effects of push down accounting, the $3.3 million note payable to Hamilton Sundstrand resulted in an increase in the effective tax rate since the interest on that note was not deductible for tax purposes by us. In addition, interest income was recognized for tax purposes on the $3.1 million notes payable from our six senior officers, but no interest income was recorded on those notes on our consolidated financial statements. Furthermore, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes.

EFFECTS OF PUSH DOWN ACCOUNTING

         In September 1995, our six senior officers purchased a controlling 51% interest in APT for approximately $3.6 million, of which approximately $3.3 million was funded with a note payable to Hamilton Sundstrand, the seller, and the balance was funded from the personal assets of these officers. In January 1998, these same officers purchased the remaining interest in APT for approximately $2.5 million. We loaned our six senior officers $3.0 million, an amount sufficient to purchase the remaining 49% interest and to pay interest on the note owed to Hamilton Sundstrand. In addition, we loaned $100,000 to our six senior officers in 1999 to pay interest on the Hamilton Sundstrand note. In accordance with purchase accounting and push down accounting rules, we were required to establish a new cost basis for our assets and liabilities in January 1998, based on these purchase transactions and to reflect that basis in our consolidated financial statements. The effects of applying push down accounting to our accompanying consolidated financial statements were as follows:

                  In 1998, we recorded the $3.3 million note payable to Hamilton Sundstrand related to the 1995 purchase as long-term debt on our consolidated balance sheet and we have included corresponding interest expense in our consolidated statements of operations. In August 2000, our six senior officers used a portion of their proceeds from the sale of shares of common stock in our IPO to repay the $3.3 million note payable and accrued interest of $771,000 to Hamilton Sundstrand, which eliminates our interest expense related to this debt going forward.

                  The $3.1 million in notes payable to APT and accrued interest related to the 1998 purchase was not recorded as a liability on our consolidated balance sheet, but was reflected as a reduction to stockholders' equity. In August 2000, our six senior officers used a portion of their proceeds from the sale of shares of common stock in our IPO to repay the $3.1 million notes payable and accrued interest of $481,000 to APT, which increased our stockholders' equity.

                  We accounted for the purchase of APT by our six senior officers using the purchase method of accounting, which required that the purchase price be allocated to the net assets acquired based on the relative fair value of assets acquired. The amount of the purchase price in excess of the fair value of the net assets acquired was classified as goodwill. We recorded approximately $981,000 of goodwill related to the purchase transactions. Goodwill amortization is included in selling, general and administrative expense in our consolidated statements of operations. As of September 30, 2000, goodwill associated with the purchase transactions was fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 2000, we generated approximately $2.9 million from operating activities, primarily from net income of $1.8 million adjusted for depreciation and amortization of $1.0 million and non-cash income taxes of $1.1 million, and an increase in accounts payable of $1.9 million, offset by an increase in accounts receivable of $2.4 million. Accounts payable increased as a result of increased purchases of processed wafers and packages during the first nine months of 2000 due to the increased level of sales and as a result of the timing of purchases and payments. Accounts receivable increased as a result of the increased level of sales in the first nine months of 2000.

         In the first nine months of 2000, we used approximately $7.0 million in investing activities, which consisted of the purchase of $5.0 million of short-term investments and the purchase of $2.0 million of equipment, approximately $900,000 of which had been under capital leases. At September 30, 2000, we had capital expenditure commitments of approximately $690,000.

         In the first nine months of 2000, we generated approximately $35.4 million in financing activities, which primarily consisted of net proceeds of $38.4 million from our IPO in August 2000, offset by principal payments on long-term debt and payments on lines of credit, which were made with the proceeds of the IPO.

         We have two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. No amounts were outstanding under the lines of credit at September 30, 2000. The lines of credit expire in May 2001, and bear interest at prime plus 1.0% or 1.25% based on the ratio of debt to equity. The lines of credit are secured by accounts receivable and inventories.

         APT Europe has a line of credit with a financing institution, which provides borrowings based on a percentage of outstanding export accounts receivable, bears interest at Euribor plus 2.0% per annum (7.0% at September 30, 2000), plus commissions, and is collateralized by APT Europe's accounts receivable. Amounts outstanding under this line of credit were $880,000 at September 30, 2000. The line of credit is payable upon three months notice by either party.

         We have a term loan with $219,000 outstanding at September 30, 2000, which bears interest at 10.6% per annum, with monthly principal and interest payments, and expires in December 2003. Proceeds from this term loan were used to purchase equipment and the loan is collateralized by the equipment.

         Borrowings under our lines of credit and term loan are subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. We were in compliance with all covenants as of September 30, 2000.

         We believe our existing cash and cash equivalents, expected cash flow from operations and other existing financing sources will be sufficient to support our operating cash and debt service requirements for at least the next 12 months. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS No. 133. SFAS No. 133, as amended by SFAS 137 and 138, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of SFAS No. 133, as amended, will not have a material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, and further amended it to defer the effective date. We are required to adopt the provisions of SAB 101 no later than December 31, 2000. We are currently reviewing the provisions of SAB 101. Based on our revenue recognition policy, we expect that the adoption of SAB 101 will not have a material impact on our financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." We adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, we do not expect any material loss with respect to our investment portfolio.

         Currently less than 3% of our sales are transacted in local currencies, primarily French francs. As a result, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations. We believe a 10.0% change in local currencies against the U.S. dollar as of September 30, 2000 would have an immaterial effect on our pretax income over the next fiscal year.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

          In August 2000, we completed an initial public offering of 4,025,000 shares of our common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The initial public offering included 2,830,000 shares sold by the Company and 1,195,000 million shares sold by shareholders of the Company, and resulted in net proceeds to the Company of approximately $38.4 million. The net proceeds are currently invested in various short-term investments and will be used for general corporate purposes, including research and development and possible acquisitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       EXHIBIT NO.

            27         Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November, 2000.


                                    ADVANCED POWER TECHNOLOGY, INC.



                                    By: /S/ GREG M. HAUGEN
                                        -------------------------------
                                    Greg M. Haugen
                                    Vice President, Finance and Administration,
                                       Chief Financial Officer and Secretary
                                    (Principal Financial Officer)