Form 10-K
period 2000-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2001-03-21
CIK 1114973

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16047

ADVANCED POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0875072 (I.R.S. Employer Identification Number)

405 SW Columbia Street, Bend, Oregon 97702
(Address of principal executive offices and zip code)

(541) 382-8028
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 2001 was $45.7 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

    The number of shares of the Registrant's Common Stock outstanding as of March 7, 2001 was 8,442,086 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

    In this report, the terms "APT" "we," "us," and "our" refer to Advanced Power Technology, Inc. We are a leading designer, manufacturer and marketer of high-performance power semiconductors. Power semiconductors manage and regulate power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to handle voltages and currents above one kilowatt, and high frequency refers to the ability to switch on and off at speeds above 100 kilohertz.

Industry and Market Overview

    We believe there are two significant factors driving the general demand for high performance power semiconductors:

  •
  Rapid proliferation of sophisticated electronics; and

  •
  Increasing need for higher power and more precisely regulated power quality in electronic equipment.

    Power semiconductors are used in virtually every electronic device to convert and control the electrical current that powers the device. As a result, the power semiconductor market is a large and steadily growing segment of the semiconductor industry. The proliferation of consumer electronic devices, wireless communication, and mobile computing is driving demand for new generations of power semiconductors that are smaller, lighter and more efficient. At the same time, new medical and industrial applications are creating demand for more powerful and reliable power semiconductors.

    Power semiconductors address the growing demand for energy efficiency and are used to provide the precisely regulated power required by sophisticated electronic products and equipment. The more sophisticated the end product, the greater its need for specially formatted, finely regulated power. Within the end product, power semiconductors are most commonly used to convert AC power (from the power source such as a wall socket) into a more useable DC power and to alter DC power to different voltage levels. Higher power, higher frequency power semiconductors make many end products more efficient and permit them to be smaller and lighter.

    Older generations of solid state power switching devices have been used for the past 40 years. Bipolar transistors, which can handle large voltages and currents, are slow to switch on and off, and require complex external drive circuitry to handle the switching function. Power metal oxide semiconductor field effect transistors, or MOSFETs, which are controlled by electrical voltage rather than by current, were introduced approximately 20 years ago. Because they are voltage controlled, power MOSFETs provide for greater speed and reduced complexity of drive circuitry. Power MOSFETs were originally very limited in the ranges of voltage and current that they could handle. Our power MOSFETs were developed to increase the power that could be handled by the device, while maintaining its advantage in speed of switching over bipolar transistors.

    The demand for power semiconductors is expanding as a result of the proliferation of new technologies that require electricity and the increasing use of electrical processes and automation in industry to increase productivity. Sophisticated electronics are increasing their share of total electrical consumption, with the Information Technology Industry Council reporting that computers represented 13% of U.S. electrical consumption in 1998 versus only 6% in 1994. The increasing complexity and power requirements of electronic products, and the rapid increase in electronic features in communications equipment, consumer electronics and industrial processes all require more efficient power management.

Market Size and Trends

    Statistics published by the Semiconductor Industry Association project that the worldwide market for all power semiconductors will grow at a 13% compound annual growth rate from $8.2 billion in 1999 to $11.9 billion in 2002. Based on data from the Semiconductor Industry Association, we project that the worldwide markets we serve (radio frequency, or RF transistors, power MOSFETs, insulated gate bipolar transistors, or IGBTs and high power rectifiers) will grow at a 19% compound annual growth rate from $4.6 billion in 1999 to $7.8 billion in 2002.

    The primary markets we serve are characterized by rapid technological development and increasing complexity. In addition to more overall power, we believe these markets will require more reliable and precisely regulated forms of power. The following key trends are driving the demand for high power, high frequency semiconductors in our primary markets:

  •
  Convergence of Voice, Video and Data Transmission and Proliferation of Wireless Systems. As voice, video and data converge into one digital stream, the power demands of traditional and emerging transmission systems are changing. Service providers and equipment manufacturers are looking to modify and supplement existing infrastructures to address these new demands. Power semiconductors with higher power levels and faster switching speeds give providers and manufacturers much more flexibility in addressing these demands, in particular in building base stations for wireless applications and servers for Internet infrastructure.

  •
  Demand for Semiconductor Capital Equipment. According to the Semiconductor Industry Association, the worldwide semiconductor market is forecasted to grow substantially from $126 billion in 1998 to $319 billion in 2003, representing a compound annual growth rate of 20%. According to Semiconductor Equipment and Materials International (SEMI) research, sales for semiconductor capital equipment to produce these semiconductor devices are expected to grow at an average growth rate of 22% from 1998 through 2002. As semiconductor capital equipment becomes more sophisticated in areas such as thin film deposition and plasma etching, there is an increasing need for high power, high frequency semiconductors. However, the semiconductor industry has from time to time experienced depressed business conditions and has rapidly changed from periods of strong demand to periods of weak demand. Recent slowing of worldwide semiconductor sales has resulted in a decline in demand for semiconductor capital equipment, which is expected to decrease our sales into this sector, and we currently have limited visibility as to the duration of this slowing.

  •
  Emergence of New Applications for High Power, High Frequency Semiconductors. Continuing demands for higher power, higher voltages and higher frequencies are expanding the range of applications for which sophisticated power semiconductor products are suitable. For example, the use of RF power semiconductors presents opportunities to enter new markets. The same power delivery systems used for plasma generation in semiconductor processing equipment are now finding new applications in the industrial market (such as flat panel displays, optical and glass coatings and tool-hard coatings) and the data storage market (such as data recording heads as well as hard and compact disc technologies). In addition, RF MOSFETs are now being used in magnetic resonance imaging equipment in place of vacuum tubes, enhancing the performance and reducing the size of those systems.

Products

    Our products combine innovative proprietary and patented semiconductor technology, designs, processes and packaging solutions that are optimized for our customers' applications. They can be broadly categorized into two product types:

  •
  Discrete Power Semiconductors. Discrete power semiconductors are single components used in general power management applications and consist of power transistors and diodes. These products include MOSFETs, IGBTs and fast recovery epitaxial diodes, or FREDs.

  A power MOSFET is a switch controlled by voltage at its gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at very high speeds. Based on our original core technology, our MOSFET products include Power MOS IV® introduced in 1989, Power MOS V® introduced in 1997, Power MOS VI™ introduced in 1999 and Power MOS 7™ introduced in 2000. Each succeeding generation offers performance improvements over the preceding generation. Our products also include RF MOSFETs for applications with frequencies up to 150 megahertz.

  Our IGBTs and FREDs are derivative products of our core technology. IGBTs are also switches and serve many of the same functions as power MOSFETS. IGBTs can operate at higher currents and voltages but have a much slower switching speed than that of power MOSFETS. FREDs are electronic components that conduct current in one direction and quickly switch from on to off. FREDs are typically used in conjunction with MOSFETs and IGBTs.

  Our RF MOSFETs, IGBTs and FREDs are often used as part of the same power conversion or control systems that use our power MOSFETs. These derivative technologies and products share many of the same markets and customers with our core products, and we expect them to contribute to our growth.

  Our discrete power semiconductors are packaged either in plastic or hermetically in metal. Our higher volume products are plastic packaged, where the product is encapsulated in a plastic mold compound. We also offer a line of hermetic products where the product is encapsulated in a metallic and hermetic package. Hermetic products are typically used in high reliability applications, serving the military and aerospace markets, although there is a trend in these markets toward using plastic products that are more cost effective. Some of our plastic products have been successfully used in aerospace applications.

  •
  Application Specific Power Modules. ASPMs combine power semiconductors with other power management components in integrated modules that improve efficiency, provide a cost-effective solution and enable customers to introduce new products more quickly. We produce most of the power semiconductors used in our ASPMs. Our ASPMs cover a wide range of integration and complexity, from relatively simple functions integrating less than ten components to fully integrated functions integrating more than 500 components in a single power module. Many of our ASPM customers also buy our discrete products.

Research and Development

    Our research and development efforts focus on improving our core technology and the products associated with it. Over the past several years we introduced new and significantly improved versions of our core switching MOSFET technology—Power MOS V® in 1997, next generation Power MOS VI™, and Power MOS 7™ with further performance enhancements in 2000. Succeeding generations of switching power MOSFET technologies for further product performance enhancements are currently in development.

    Our research and development engineers work closely with our product engineers and technicians to improve our products and our core technology. We focus on internal improvements in our technology (such as reducing feature size) to improve the efficiency and speed of our products, and on incorporating outside technological advances to ensure that our products remain highly competitive. We also spend significant engineering time modifying our core products in order to address specific customers or market needs. Our discrete semiconductor research and development activities take place at our Bend, Oregon facility. ASPM research and development activity takes place at our Bordeaux, France facility. We incurred expenses of $1.1 million, $883,000 and $926,000 in 2000, 1999 and 1998, respectively, for research and development. Historically, capital constraints have required us to focus our research and development activity almost exclusively on enhancing and protecting our core technology. We expect to increase our research and development investments in the future to accelerate the development of our core technology and to further expand into fast growing areas such as power semiconductors for RF applications.

Customers

    In 2000, we sold our products to over 1,000 customers through a network of independent sales representatives and distributors, managed by our sales staff. We sell our products primarily in North America and Europe, and increasingly in Asia. In 2000, approximately 55% of our revenues were from sales to customers in the United States, 30% from customers in Europe, and 15% from customers in Asia.

    We sell our products both to OEMs and through distributors. In 2000, approximately 80% of our net sales were to OEMs, and 20% were to distributors. Sales to our five largest customers accounted for 48%, 41% and 35% of our net sales in 2000, 1999 and 1998, respectively. Advanced Energy Industries, Inc. accounted for approximately 17% of our net sales in 2000, 15% of our net sales in 1999 and 8% of our net sales in 1998. No other customer exceeded 10% of our net sales during these periods. We provide our customers a 12-month repair or replacement warranty.

Sales, Marketing and Distribution

    The principal end-user markets for our products are communications and Internet infrastructure, semiconductor capital equipment, industrial, medical, and military and aerospace. Our largest volume original equipment manufacturer, or OEM, customers include Advanced Energy Industries, Inc., Power-One, Inc. and Emerson Energy Systems AB. Our leading distributor is Richardson Electronics Ltd. Power semiconductors are typically critical to the performance of our customers' products, and we therefore work closely with a number of our large OEM customers in the design phase of their products to ensure that we can meet their performance requirements. Once our products have been designed into end products, they tend to be used through the lifecycle of these end products.

    Our internal sales organization consists of three regional sales managers who work under the supervision of the vice president of sales. There is one sales manager for each of Europe and Asia, and North America is covered jointly by both a sales manager and our vice president of sales. Each regional sales manager directs the sales efforts of the independent manufacturers' representatives and independent distributors in his or her region. We currently have 35 independent manufacturers' representatives, whose primary focus is developing and servicing major OEM accounts.

    We use independent distributors to develop and service our smaller volume accounts worldwide. We have three regional and three national distributors in North America, and 21 single country distributors who cover western Europe and Asia. In 1998, we entered into a strategic agreement with Richardson Electronics, a worldwide distributor, under which they stock significant quantities of our most popular products. This arrangement has enhanced our ability to meet the needs of our smaller volume customers and permitted increased sales to large manufacturing customers by freeing up sales and support resources. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon 30 days notice. We closely monitor inventory levels at our key distributors on a monthly basis.

    Our application engineering, product engineering and product marketing organizations provide technical support for the sales force. We employ six engineers in these organizations, as well as support staff. Customer service for all of our accounts is handled by our customer service organizations in Bend, Oregon and Bordeaux, France. Our website gives our customers access to information about us and our products, enables them to request quotations or technical assistance and provides links to our local sales channels worldwide.

Manufacturing and Facilities

    Our discrete power semiconductors are manufactured in our Bend, Oregon facilities and by Infineon Technologies at its facility in Austria under our wafer foundry agreement. We use subcontractors in the Philippines and Taiwan to package and test our plastic packaged discrete products. We manufacture and assemble all of our discrete hermetic packages in Bend. Application specific power modules, or ASPMs are manufactured at our facility in Bordeaux, France, as well as at our subcontractor's facility in the Philippines.

    Our current manufacturing strategy is to expand our use of external subcontractors for the manufacture and assembly of our most popular, highest volume products. We selected Infineon Technologies as our foundry partner for its ability to process more cost effective six-inch wafers in its state-of-the-art manufacturing facility. Our Bend manufacturing facility is currently operating at or near capacity, and we are increasing production at Infineon Technologies faster than we initially anticipated in order to meet increasing customer demand. We expect our agreement with Infineon Technologies to continue to increase our production capacity, and to reduce our overall cost per wafer as the volume of wafers purchased increases. This agreement with Infineon Technologies extends through 2004.

    We have an agreement with Team Pacific, a subcontractor in the Philippines for assembly and packaging of most of our products, which extends through January 2003. Team Pacific currently tests a portion of the products that they assemble. Most of the discrete power semiconductors are returned to our Bend facility for further testing prior to shipment to customers. We plan to move more of the testing operations to Team Pacific, which will permit direct shipment from that facility to our customers. We expect this to reduce our manufacturing costs and production cycle times.

    Our ASPM manufacturing techniques utilize a wide variety of processes and equipment, which allow us to design and produce products of varying complexity for a number of different applications. Our ASPM manufacturing strategy includes moving the assembly and testing of certain niche products to our Bend facility, and the assembly and testing of certain high volume products to our subcontractor in the Philippines. We intend to continue manufacturing low to medium volume and medium to high complexity ASPMs at our facility in Bordeaux.

    Our manufacturing processes emphasize quality and reliability, and involve testing at various stages of the manufacturing process. We test 100% of our products. Our Bend facility is certified to IS0-9001 standards and to U.S. military specifications.

Competition

    We encounter varying degrees of competition for our products, depending on the nature of the product and the particular market served. Generally, the power semiconductor industry is highly competitive and subject to price erosion, and many of our competitors are larger companies with greater financial resources. There are a number of companies that manufacture products that compete directly with our products. Our principal competitors include International Rectifier, IXYS and STMicroelectronics.

    We believe that the primary elements of competition in our markets are product features and performance, quality, reliability, technical knowledge, breadth of product line, competitive pricing and customer service and support. We believe that our proprietary design makes our products more efficient and allows them to operate at higher frequencies than those of our competitors, allowing us to compete effectively in our markets.

Intellectual Property Matters

    We have received 17 U.S. patents and eight foreign patents and have applications pending for one additional U.S. and five foreign patents on different aspects of our core technology. We rely on these patents, trade secret and other intellectual property laws, as well as confidentiality and intellectual property assignment agreements with our employees in Bend, Oregon to protect our proprietary rights. We regard certain of our processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We have also registered trademarks for Power MOS IV® and Power MOS V®. We have trademark applications pending for Power MOS VI™ and Power MOS 7™.

    We have licensed portions of our intellectual property for commercialization in certain foreign markets. In 1990, we entered into two non-exclusive, non-transferable licenses and technology transfer agreements for the manufacture of our products in Japan. In 1991, we entered into a similar arrangement with a manufacturer in the United Kingdom for sales in Europe only. Each of these agreements resulted in one-time payments to us and entitles us to certain royalties over the life of the licenses. To date, on going royalties from these licensing arrangements have not been material. We recently entered into a joint venture agreement in China, which includes a license and technology transfer agreement for our Power MOS V® and Power MOS VI™ technology, in exchange for cash payments totaling $1.5 million over two to three years and a 25% share in the equity ownership of the joint venture. (See Note 1c of Notes to Consolidated Financial Statements.) We believe that these arrangements will enhance our access to key markets in Asia and Europe.

Employees

    At December 31, 2000, we had 231 employees. Of these, 196 were at our facilities in Bend, Oregon, 34 were at our facility in Bordeaux, France, and one was located in Boston, Massachusetts. Our continued success depends heavily on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

Environmental Regulation

    While we believe we have the environmental permits necessary to conduct our business and that our operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws; therefore, we are subject to regulations related to the use, storage, discharge and disposal of materials. The risk of accidental release of such materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the clean up or other consequences of the release. Along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. We may be required to incur costs to comply with current or future environmental laws or regulations, and our operations, business or financial condition could be adversely affected by such requirements.

ITEM 2. PROPERTIES.

    We lease a 41,000 square foot building in Bend where we perform our semiconductor manufacturing, shipping and warehousing, as well as our engineering and research and development. We manufacture four-inch wafers in this facility. We lease an 18,000 square foot building in Bend that houses some of our administrative functions, as well as some testing and shipping, and 4,125 square feet in an additional building in Bend, which houses some of our administrative functions. We lease a 10,250 square foot facility in Bordeaux that houses our ASPM production, shipping and warehousing, as well as the administrative and development staff for our European operation.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time in our industry, participants become involved in litigation over intellectual property rights and other matters. We are not currently involved in any litigation, and have not received any unresolved claims or threats of claims. However, we are from time to time a party to litigation or claims that arise out of the ordinary conduct of our business, including those relating to commercial transactions, contracts and environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We did not submit any matters to a vote of our stockholders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Our common stock is traded on the Nasdaq National Market under the symbol "APTI." Our common stock began trading on August 8, 2000. The high and low sales prices as reported on the Nasdaq National Market for the period from August 8, 2000 to December 31, 2000 were as follows:

	High	Low
Fiscal year 2000:
Quarter 4	$40.88	$11.25
Quarter 3 (since August 8, 2000)	49.63	15.50

    As of March 7, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $10.94 per share. As of March 7, 2001, there were approximately 60 stockholders of record and approximately 3,800 beneficial stockholders of our common stock.

    We have not declared or paid any cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Our loan covenants require us to obtain the bank's consent prior to the payment of any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

	APT(1)			Predecessor Company(1)
	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues, net	$44,168	$27,461	$24,851	$25,732	$26,948
Gross profit	17,455	9,461	6,412	8,452	9,029
Net income (loss)	3,759	(175)	(1,656)	(379)	(1,058)
Basic net income (loss) per share	$0.59	$(0.04)	$(0.33)	$(0.08)	$(0.21)
Diluted net income (loss) per share	$0.50	$(0.04)	$(0.33)	$(0.08)	$(0.21)
Consolidated Balance Sheet Data:
Working capital	$42,945	$(1,803)	$515	$2,710	$2,646
Total assets	57,313	14,184	14,200	14,115	15,240
Long-term obligations, less current portion	130	3,525	6,148	1,933	2,047
Stockholders' equity (deficit)	51,118	(2,475)	(2,451)	3,710	4,211

(1)
In September 1995, our six senior officers purchased a controlling 51% interest in APT, of which approximately $3.3 million was funded with a note payable to Hamilton Sundstrand, the seller. In January 1998, these same officers purchased the remaining interest in APT, of which approximately $3.0 million was funded with a note payable to APT. In accordance with purchase accounting and push down accounting rules, we were required to establish a new cost basis for our assets and liabilities in January 1998 based on these purchase transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Effects of Push Down Accounting."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    In August 2000, we completed an initial public offering, or IPO, of 4,025,000 shares of our common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million. The net proceeds are currently held in various investments and will be used for general corporate purposes, including research and development and possible acquisitions. Our common stock is listed on the Nasdaq National Market under the symbol APTI.

Results of Operations

    The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Years Ended December 31,
	2000	1999	1998
Revenues, net	100.0%	100.0%	100.0%
Cost of goods sold	60.5	65.5	74.2

Gross profit	39.5	34.5	25.8
Operating expenses:
Research and development	2.5	3.2	3.7
Selling, general and administrative	22.5	26.7	28.6

Total operating expenses	25.0	29.9	32.3

Income (loss) from operations	14.5	4.6	(6.5)
Other income (expense):
Interest expense	(2.8)	(4.8)	(4.9)
Interest income	2.1	—	—
Other, net	(0.2)	0.3	0.2

Income (loss) before income taxes	13.6	0.1	(11.2)
Income tax expense (benefit)	5.1	0.7	(4.5)

Net income (loss)	8.5%	(0.6)%	(6.7)%

Years Ended December 31, 2000 and 1999

    Revenues.  Our net revenues were $44.2 million in 2000, an increase of 60.8% from net revenues of $27.5 million in 1999. The increase in net revenues in 2000 resulted from higher levels of demand from our customers and continued strength in the semiconductor industry. Sales of our products increased in the communications and Internet infrastructure markets as a result of increasing demand for communications infrastructure, in particular, base stations used in wireless communication. Sales of our products also increased in the semiconductor capital equipment market as a result of a continued increase in the building of wafer fabrication facilities. Recent slowing of worldwide semiconductor sales has resulted in a decline in demand for semiconductor capital equipment, which is expected to decrease our sales into this sector, and we currently have limited visibility as to the duration of this slowing.

    During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. Included in revenues in 2000 was $440,000 of technology licensing revenue associated with our joint venture in China.

    Gross Profit.  Our gross profit margin was 39.5% in 2000 compared to 34.5% in 1999. The increase in gross profit margin in 2000 resulted from lower costs associated with use of processed silicon wafers from Infineon Technologies, which we began to purchase in the fourth quarter of 1999, a more favorable product mix including greater sales of radio frequency, or RF, power semiconductors which have a higher gross margin, improved capacity utilization in our Bend, Oregon manufacturing facility, and a negotiated reduction in the cost of silicon from our key supplier. Additionally, gross profit in 2000 included $440,000 related to the technology licensing revenue associated with our joint venture in China. (See "Revenues" above.)

    Research and Development Expense.  Our research and development expenses were $1.1 million in 2000, an increase of 24.2% from research and development expenses of $883,000 in 1999. The increase in research and development expenses in 2000 primarily resulted from increased salaries. Salary reductions, which had been in place through the first six months of 1999, were subsequently eliminated in late 1999. Additionally, we recorded $29,000 of stock compensation expense in 2000 and none in 1999. See "Stock Compensation Expense" below. As a percent of net revenues, research and development expense decreased to 2.5% in 2000 from 3.2% in 1999, primarily due to the increase in net revenues.

    Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $10.0 million in 2000, an increase of 36.0% from selling, general and administrative expenses of $7.3 million in the 1999. The increase in selling, general and administrative expenses in 2000 principally resulted from $987,000 of increased commissions on higher revenues; $817,000 of increased payroll from bonuses based on operating results, the elimination of salary decreases in effect in 1999 and to a lesser extent additional personnel; $176,000 of increased depreciation on computer systems; $150,000 of stock compensation expense (see "Stock Compensation Expense" below); and general increases related to the growth of our business. Selling, general and administrative expenses also include amortization of goodwill of $262,000 in 2000 and $363,000 in 1999, related to the purchase of APT by our six senior officers. (See "Effects of Push Down Accounting" below.) As a percent of net revenues, selling, general and administrative expense decreased to 22.5% in 2000 from 26.7% in 1999, primarily due to the increase in net revenues.

    Stock Compensation Expense.  Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $277,000 was recorded in 2000. Of this amount, $98,000 was recorded in cost of goods sold, $29,000 was recorded in research and development expense and $150,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of approximately $160,000 in 2001.

    Interest Expense.  Interest expense decreased to $1.2 million in 2000 from $1.3 million in 1999. The decrease in interest expense in 2000 was principally a result of the reduction of outstanding debt from the application of proceeds from our IPO in early August 2000. See "Overview" above. The decrease in interest expense in 2000 was partially offset by $460,000 of imputed interest related to the issuance of warrants to Advanced Energy Industries, Inc. to purchase shares of our common stock in return for a renewal of their loan guaranty. Interest expense also included interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers and other outstanding debt related to our operations. See "Effects of Push Down Accounting" below.

    Interest Income.  We had interest income of $938,000 in 2000, nearly all of which we earned on the investment of proceeds from our IPO in August 2000. We had no material interest income in 1999.

    Income Taxes.  Our effective tax rate was approximately 37% in 2000 compared to 800% in 1999. Absent the impact of push down accounting, our effective tax rate would have been approximately 34% in 2000. The effective tax rate was increased by permanent differences such as nondeductible expenses and was decreased by the benefit of a decrease in the valuation allowance on the foreign net operating losses. Due to the effects of push down accounting, the $3.3 million note payable to Hamilton Sundstrand resulted in an increase in the effective tax rate since the interest on that note was not deductible by us for tax purposes. In addition, interest income was recognized for tax purposes on the $3.1 million notes payable from our six senior officers, but no interest income was recorded on those notes on our consolidated financial statements. Furthermore, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes.

Years Ended December 31, 1999 and 1998

    Revenues.  Our net revenues were $27.5 million in 1999, an increase of 10.5% from net revenues of $24.9 million in 1998. During 1998, the semiconductor industry continued to experience worldwide overcapacity, which caused prices to erode and was accompanied by a slowdown in the demand for semiconductors and in turn, semiconductor capital equipment. During 1999, market conditions began to improve, and we experienced an increase in sales in 1999, predominantly in the semiconductor capital equipment and telecommunications markets.

    Gross Profit.  Our gross profit margin was 34.5% in 1999 compared to 25.8% in 1998. In 1998, gross profit was decreased by $799,000, relating to the inventory effect of the application of push down accounting. Without this effect, our gross profit margin in 1998 would have been 29.0%. See "Effects of Push Down Accounting" below. The increase in gross profit margin in 1999 was attributable to higher capacity utilization in our Bend, Oregon and Bordeaux, France manufacturing facilities as a result of improvement in the semiconductor market from the slowdown that impacted us throughout 1998, a negotiated reduction in the cost of silicon from our key supplier and a more favorable product mix. In the fourth quarter of 1999, we began to purchase processed silicon wafers from Infineon Technologies at a lower cost to us. Our gross profit margins were also affected by increases in our inventory valuation reserve of $306,000 in 1999 and $351,000 in 1998 as a result of the effects of the slowdown in demand for semiconductors and semiconductor capital equipment in these periods.

    Research and Development Expense.  Our research and development expenses were $883,000 in 1999, a decrease of 4.6% from research and development expenses of $926,000 in 1998. As a percent of net revenues, research and development expense decreased to 3.2% in 1999 from 3.7% in 1998. The decrease in research and development expense was primarily attributable to a decrease of $50,000 in the cost of masks and other product design costs, and a decrease of $25,000 in payroll costs related to the continuation of the salary reductions implemented in 1998, offset by an increase of $26,000 of outside consulting services.

    Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $7.3 million in 1999, an increase of 3.0% from selling, general and administrative expenses of $7.1 million in 1998. The increase in selling, general and administrative expenses resulted from increased commissions on higher revenues. Selling, general and administrative expenses include amortization of goodwill of $363,000 in 1999 and $358,000 in 1998 related to the purchase of APT by our six senior officers. See "Effects of Push Down Accounting" below. As a percent of net revenues, selling, general and administrative expenses decreased to 26.7% in 1999 from 28.6% in 1998, primarily as a result of the increase in net revenues.

    Interest Expense.  Interest expense increased to $1.3 million in 1999 from $1.2 million in 1998, as a result of $118,000 of imputed interest related to the issuance of and adjustment to warrants in 1999 to purchase our common stock. Interest expense also includes interest expense of $298,000 in 1999 and $324,000 in 1998 related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers. See "Effects of Push Down Accounting" below.

    Income Taxes.  Our effective tax rate was approximately 800% in 1999, compared to a tax benefit of approximately 40% in 1998. The 1999 effective tax rate was increased by permanent differences such as goodwill amortization and expired net operating loss carryforwards, offset in part by the release of a deferred net operating loss. In addition, the impact of push down accounting, primarily the nondeductibility of interest expense and the recognition of interest income as described above, resulted in an increase in our effective tax rate. See "Effects of Push Down Accounting." The 1998 effective tax rate was also a result of a net loss in the period and the write-off of the tax basis of our European subsidiary, APT Europe. However, the reduction to the effective tax rate was offset by increases for permanent differences such as goodwill amortization, expired net operating loss carryforwards and the differences in the treatment of the interest income and interest expense.

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

  •
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

  •
  The $3.1 million in notes payable to APT and accrued interest related to the 1998 purchase was not recorded as a liability on our consolidated balance sheet, but was reflected as a reduction to stockholders' equity (deficit). In August 2000, our six senior officers used a portion of their proceeds from the sale of shares of common stock in our IPO to repay the $3.1 million notes payable and accrued interest of $481,000 to APT, which increased our stockholders' equity (deficit).

  •
  We accounted for the purchase of APT by our six senior officers using the purchase method of accounting, which required that the purchase price be allocated to the net assets acquired based on the relative fair value of assets acquired. The amount of the purchase price in excess of the fair value of the net assets acquired was classified as goodwill. We recorded approximately $983,000 of goodwill related to the purchase transactions. Goodwill amortization is included in selling, general and administrative expense in our consolidated statements of operations. As of December 31, 2000, goodwill associated with the purchase transactions was fully amortized.

Liquidity and Capital Resources

    In 2000, we generated approximately $5.0 million from operating activities, primarily from net income of $3.8 million adjusted for depreciation and amortization of $1.2 million and the tax benefit from exercise of warrants of $3.1 million, and an increase in accounts payable of $1.3 million, offset by an increase in accounts receivable of $2.4 million and an increase in inventories of $1.7 million. Accounts payable increased as a result of increased purchases of processed wafers and packages during 2000 due to the increased level of sales and as a result of the timing of purchases and payments. Accounts receivable and inventories increased as a result of the increased level of sales in 2000.

    In 2000, we used approximately $14.1 million in investing activities, which consisted of the purchase of $8.1 million of short-term investments and $3.0 million of long-term investments and the purchase of $3.0 million of equipment, approximately $900,000 of which had been under capital leases. At December 31, 2000, we had capital expenditure commitments of approximately $600,000.

    In 2000, we generated approximately $34.1 million in financing activities, which primarily consisted of net proceeds of $38.3 million from our IPO in August 2000 and $3.6 million from the payment of a note receivable from officers, offset by $3.5 million of principal payments on long-term debt and $4.9 million of payments on lines of credit, which were made with the proceeds of our IPO.

    We have two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. No amounts were outstanding under the lines of credit at December 31, 2000. The lines of credit expire in May 2001, bear interest at prime plus 1.0% or 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under our lines of credit are subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. We were in compliance with all covenants as of December 31, 2000.

    We believe our existing cash and cash equivalents, expected cash flow from operations and other existing financing sources will be sufficient to support our operating cash requirements for at least the next 12 months. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS No. 133. SFAS No. 133, as amended by SFAS 137 and 138, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133, as amended, will not have a material impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. We adopted the provisions of SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

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

Risk Factors Affecting Business and Results of Operations

    This report contains statements which, to the extent that they do not recite historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "estimate," "may," "will," "could," "plan" or "continue" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward- looking statements made by, or on behalf of, us. These risks and uncertainties include, but are not limited to those listed in this report.

    We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the factors that we discuss below. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to changes in our expectations.

The semiconductor industry is very cyclical, and an industry downturn would reduce our revenues.

    The semiconductor industry is characterized by:

  •
  rapid technological change;

  •
  cyclical market patterns;

  •
  significant price erosion;

  •
  periods of over-capacity and production shortages;

  •
  variations in manufacturing costs and yields; and

  •
  significant expenditures for capital equipment and product development.

    The semiconductor industry has from time to time experienced depressed business conditions. In the past, business conditions in this industry have rapidly changed from periods of strong demand to periods of weak demand. Any future downturn in the industry could harm our business and cause our operating results to suffer. We cannot assure you that we will not experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions or other factors.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue, which may cause our common stock price to decline.

    Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating results. These factors include:

  •
  the volume and timing of orders received;

  •
  market acceptance of our products and the products of our customers;

  •
  competitive pricing pressures;

  •
  our ability to expand manufacturing output to meet increasing demand;

  •
  the timing and extent of our research and development expenses; and

  •
  fluctuations in manufacturing yields.

    Historically in the semiconductor industry, average selling prices of products have decreased over time. If we are unable to introduce new proprietary products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, then our operating results will be harmed. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Because most of our backlog is cancelable without penalty, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of fixed costs in the semiconductor industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis. We cannot assure you that we will be profitable on a quarterly or annual basis in future periods.

If we cannot introduce new products on a timely basis, our financial results may suffer.

    The markets for our products are characterized by rapid technological change and frequent new product introductions. Our success depends upon our ability to develop improved power semiconductors for new and existing markets, to introduce these products in a timely manner, and to have these products gain market acceptance. The development of new power semiconductors is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including:

  •
  proper new product definition;

  •
  timely completion of design and testing of new products;

  •
  achievement of acceptable manufacturing yields; and

  •
  market acceptance of our products and the products of our customers.

    We cannot assure you we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of power semiconductors, the limited number of qualified development engineers and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis. We cannot assure you that any products introduced by us will be adopted by existing or potential customers, or that any products initially accepted by our customers will become industry standard products. Our failure to develop and introduce new products successfully could significantly harm our business and cause our operating results to suffer.

    Our results of operations are also dependent on our ability to optimize the mix between sales of relatively higher margin but lower volume products and relatively higher volume but lower margin products. In order to improve our margins, sales of higher margin products must in the future represent a greater percentage of our net sales, requiring us to develop, introduce and market new proprietary products. We cannot assure you that we will be successful in developing new proprietary products with the features and functionality that customers in our key markets will demand.

Disruption, termination or reduction in the functions performed by our key subcontractors could reduce our sales.

    We are increasingly more reliant on third party subcontractors in Europe and Asia for manufacturing, assembly and packaging of most of our products. We have entered into a wafer foundry agreement with Infineon Technologies, an outside foundry located in Europe, which currently provides a significant percentage of our wafers. We also rely on an agreement with Team Pacific, a subcontractor in the Philippines, for assembly and packaging of most of our products. Our agreement with Team Pacific extends through January 2003, and requires Team Pacific to assemble all products we send them, based on rolling periodic forecasts. Our agreement with Infineon is for a minimum term of five years from 1999, and requires Infineon to produce increasing quantities of wafers over its term. Disruption or termination of either of these arrangements could harm our business and operating results. Political instability, labor disputes or natural disasters could disrupt the operations of our subcontractors. If any of our subcontractors experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results would suffer until alternate subcontractors, if any, become available. Infineon Technologies may not be able to maintain the technological capability to meet our future needs. In addition, our subcontractors also manufacture and package products for our competitors, and there is a risk that our subcontractors could allocate less of their production capacity and resources to our needs.

If our manufacturing processes become obsolete, our margins and profitability will be harmed.

    Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development in order to improve product performance and increase manufacturing yields. We cannot assure you that our current process technology will not become obsolete. If we are unable to develop or obtain access to advanced silicon wafer processing technologies as they become needed, our future operating results will suffer.

If we cannot adequately protect our intellectual property rights, our financial results may suffer.

    Our success depends on our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We rely on a combination of patents, trademarks, trade secret laws and contractual provisions to protect our proprietary rights. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. We cannot assure you that any patent owned by us will not be invalidated, circumvented or challenged. Moreover, the process of seeking patent protection can be long and expensive, and we cannot assure you that our current patents are or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any competitive advantage to us. We may also become subject to or initiate interference proceedings in the U.S. Patent and Trademark office, which can demand significant financial and management resources and could harm our financial results.

    In addition, we have licensed a portion of our intellectual property rights to European and Japanese entities and have entered into a joint venture and licensing and technology transfer agreement in China. Intellectual property law and practice differs in foreign jurisdictions, and it may prove difficult for us to protect our rights in certain foreign countries. We cannot assure you that our licensing and other arrangements with foreign entities will not result in infringements on our proprietary rights. If we are unable to protect our intellectual property rights, either in the U.S. or abroad, we could face increased competition in the market for our products and technologies, which could negatively affect our sales and ability to expand our business.

We may become involved in costly and lengthy patent infringement or intellectual property litigation, which could harm our business.

    The semiconductor industry in general is characterized by frequent litigation regarding patent and other intellectual property rights. Protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. If any such infringements arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We cannot be certain that licenses would be available under reasonable terms or that we could successfully develop or acquire non-infringing technologies. Moreover, such efforts would likely be time-consuming and divert management attention and resources. Our future involvement in patent infringement or intellectual property litigation could harm our operating results and financial condition.

Strong competition in the power semiconductor market may reduce the demand for our products or the prices of our products, which could reduce our revenues and harm our business.

    The power semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the power semiconductor market include:

  •
  product features and performance;

  •
  product quality;

  •
  product reliability;

  •
  technical knowledge;

  •
  breadth of product line;

  •
  competitive pricing; and

  •
  customer service and support.

    Because the market for power semiconductors is diverse and highly fragmented, we encounter different competitors in our various product markets. Our principal competitors in one or more of our product areas include International Rectifier, IXYS and ST Microelectronics. Many of our competitors have substantially greater technical, financial and marketing resources and greater name recognition than we do. We expect intensified competition from existing power semiconductor suppliers and the possible entry of new competitors. Increased competition could harm our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not harm our financial condition or our operating results. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could harm our business and our financial condition.

Our financial results would be harmed if we were to lose one of our major customers or key distributors.

    Several of our major customers account for a significant portion of our net sales each year. During 2000, our top five customers accounted for 48% of our net sales, and one customer, Advanced Energy Industries, Inc. accounted for 17% of our net sales. If we lost Advanced Energy Industries, Inc. or one of our other major customers, or if one of them reduced or canceled significant orders, our net income and operating results could be harmed. Richardson Electronics serves as a significant distributor of our products. If this relationship were discontinued, or if Richardson Electronics should fail to provide adequate service to our customers, we could lose sales and our operating results would suffer.

If we fail to manage our growth effectively, we may lose business and experience reduced profitability.

    We have recently experienced rapid revenue growth, and we anticipate continued growth if demand increases in the markets for our products. To manage this growth successfully, we will need to manage increased production requirements, attract, retain and train new employees and management, improve our operational and administrative systems, and manage multiple relationships with customers and suppliers. We may be unable to accomplish any of these requirements, and our failure to do so would harm our operating results.

We may engage in future acquisitions that dilute the ownership interest of our stockholders and cause us to incur debt and assume contingent liabilities.

    From time to time, we may review acquisition prospects or joint ventures that would complement our current product offering, enhance our design capability or that may otherwise offer growth opportunities. We may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

  •
  use a significant portion of our available cash;

  •
  issue equity securities that would dilute current stockholders' percentage ownership;

  •
  incur substantial debt; or

  •
  assume contingent liabilities.

    Such actions by us could harm our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

  •
  difficulties in the assimilation of acquired operations, technologies or products;

  •
  unanticipated costs associated with the acquisition or joint venture;

  •
  adverse effects on existing business relationships with customers; and

  •
  potential loss of key employees of acquired organizations.

    Our ability to successfully manage these risks would be limited by the small size of our management team.

Our business is subject to risks associated with operations in foreign countries.

    In 2000, approximately 45% of our revenues were from sales to customers located outside of the U.S. We are vulnerable to risks associated with doing business in foreign countries, including tariffs, quotas, taxes and other market barriers, political and economic instability, currency fluctuations and difficulties in staffing and management of overseas operations. In addition, we have supply agreements, assembly agreements, and other relationships with foreign companies that are subject to similar risks.

Failure to attract and retain key technical and management personnel could harm our operating results.

    Our success depends upon the continued service of our executive officers and other key management and technical personnel, particularly our development engineers, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced development engineers, systems applications engineers and sales managers. There is intense competition for the services of development engineers in our industry. The loss of the services of one or more of our development engineers, executive officers or other key personnel or our inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could harm our business. We do not currently carry life insurance payable to APT with respect to any of our management employees.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

    We develop complex and evolving products. Despite testing by us and our customers, defects or other performance problems may be found in existing or new products. This could result in delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may also cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. Any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. Even an unsuccessful product liability claim would likely be time-consuming and costly to defend.

Interruptions in wafer production may harm our operating results.

    Any prolonged inability to utilize our Bend, Oregon foundry or third party foundries as a result of fire, natural disaster or otherwise would harm our financial condition and cause our operating results to suffer. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. We may not be able to make arrangements for additional foundry capacity in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure additional foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our operating results.

We depend on the availability of raw materials to manufacture our products, and a disruption in supply could harm our operating results.

    We rely on raw materials to manufacture our products, including silicon, various chemicals, gases and compounds. In particular, we obtain silicon wafers and some packages through limited sources of supply, and in the event of a shortage, we may be forced to locate alternative sources and be forced to pay higher prices. A severe shortage or an increase in the price of silicon wafers or some packages may harm our gross margins and our ability to deliver our products on a timely basis, if at all.

Our manufacturing operations involve hazardous substances, and the costs of complying with applicable environmental laws could harm our financial results.

    Our manufacturing operations are subject to various federal, state, local and foreign environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and soil. In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated, and if such an accidental release occurs, we could be held financially responsible for clean-up costs and other consequences of the release. In addition, if environmental laws become more stringent over time, or existing laws are more stringently enforced, we could incur greater compliance costs and be subject to increased risks and penalties for violations. We could be held liable for significant damages for violating environmental laws and could lose certain licenses or permits, which could harm our financial results.

An accident at our manufacturing facility could cause serious damage for which we could be responsible.

    Our manufacturing operations involve high voltage equipment, explosive gases and hazardous chemicals. An accident at our manufacturing facility could result in serious personal injury or property damage for which we could be held financially responsible. Any financial obligation in excess of available insurance could harm our financial results.

Our charter contains provisions that may hinder or prevent a change in the control of our company.

    The authorization of undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of APT. These and other provisions in our charter may defer hostile takeovers or delay changes in control or management, which could reduce our stock price. Also, there are provisions of Delaware law that may have similar effects.

Six members of management, as a group, own a controlling interest in our common stock.

    Six members of our senior management own approximately 49% of our outstanding shares of common stock. As a result, these members of management exercise significant control over all matters requiring stockholder approval. The concentrated holdings of management may result in a delay of, or serve as a deterrent to, possible changes in control of APT, which may reduce the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our long-term investments, we do not expect any material loss with respect to our investment portfolio.

    Currently less than 3% of our sales are transacted in local currencies, primarily French francs. As a result, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included in Note 13 of Notes to Consolidated Financial Statements and as listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is included in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included in our Proxy Statement for our 2001 annual meeting of shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.  Index to Financial Statements

(a)
2.  Financial Statement Schedules

    Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a)
3.  Index to Exhibits

    The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description
3.1		Amended and Restated Certificate and Articles of Incorporation, incorporated by reference to Exhibits the Company's Registration Statement on Form S-1, as amended, effective August 8, 2000, Registration No. 333-38418, ("the S-1")
3.2		Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
4.1		Form of Common Stock Certificate, incorporated by reference to Exhibits to the S-1
4.2		Lockup Agreement dated January 1, 2001
10.1	*	Stock Option Plan dated December 31, 1995, as amended, incorporated by reference to Exhibits to the S-1
10.2	*	Employment Agreement: Patrick P.H. Sireta, incorporated by reference to Exhibits to the S-1
10.3	*	Employment Agreement: Russell J. Crecraft, incorporated by reference to Exhibits to the S-1
10.4	*	Employment Agreement: Greg M. Haugen, incorporated by reference to Exhibits to the S-1
10.5	*	Employment Agreement: John I. Hess, incorporated by reference to Exhibits to the S-1
10.6	*	Employment Agreement: Thomas A. Loder, incorporated by reference to Exhibits to the S-1
10.7	*	Employment Agreement: Dah Wen Tsang, incorporated by reference to Exhibits to the S-1
10.8		Lease Agreement between Shevlin No. One and Advanced Power Technology, Inc. dated as of March 6, 1996, as amended, incorporated by reference to Exhibits to the S-1
10.9		Commercial Lease between Glassow Ventures, L.L.C. and Advanced Power Technology, Inc. dated March 6, 1996, incorporated by reference to Exhibits to the S-1
10.10	†	North America Distributor Agreement between Richardson Electronics, Ltd. and Advanced Power Technology, Inc. dated as of April 1, 1997, incorporated by reference to Exhibits to the S-1
10.11	†	Manufacturing Agreement by and between Siemens AG and Advanced Power Technology, Inc. dated October 14, 1997, incorporated by reference to Exhibits to the S-1

10.12	†	Agreement for Wafer Production and Testing by and between Advanced Power Technology, Inc. and Siemens Aktiengesellschaft dated February 11, 1998, as amended, incorporated by reference to Exhibits to the S-1
10.13	†	Document of Understanding between Advanced Energy Industries, Inc. and Advanced Power Technology, Inc. dated August 14, 1998, as amended, incorporated by reference to Exhibits to the S-1
10.14	†	Supply Contract between Wacker Siltronic Corporation and Advanced Power Technology, Inc. dated December 17, 1998, incorporated by reference to Exhibits to the S-1
10.15	†	Master Agreement by and between Liaoning Heahai Power Electronics Co. Ltd., Advanced Power Technology, Inc. and Advanced Power Technology Europe SA dated as of October 15, 1999, incorporated by reference to Exhibits to the S-1
10.16	†	Subcontract Agreement between Team Pacific Corporation and Advanced Power Technology, Inc. dated January 26, 2000, incorporated by reference to Exhibits to the S-1
10.17		Leases: Bordeaux, France, incorporated by reference to Exhibits to the S-1
10.18		Credit Agreement with Silicon Valley Bank, incorporated by reference to Exhibits to the S-1
21.1		Subsidiaries of Advanced Power Technology, Inc., incorporated by reference to Exhibits to the S-1
23.1		Consent of KPMG LLP

†
Confidential treatment has been requested with respect to certain portions of these agreements. The omitted portions have been filed separately with the Securities and Exchange Commission.

*
This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN
Greg M. Haugen Vice President, Finance and Administration, Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March15, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ PATRICK P.H. SIRETA Patrick P.H. Sireta	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ GREG M. HAUGEN Greg M. Haugen	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ ROBERT C. PEARSON Robert C. Pearson	Director
/s/ JAMES E. PETERSEN James E. Petersen	Director
/s/ DOUGLAS S. SCHATZ Douglas S. Schatz	Director
/s/ ALFRED J. STEIN Alfred J. Stein	Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Power Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Advanced Power Technology, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Power Technology, Inc. and subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Portland, Oregon
January 26, 2001

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$25,326	$316
Short-term investments	8,118	—
Accounts receivable, net	6,776	4,447
Inventories, net	6,814	5,153
Prepaid expenses and other current assets	1,327	584
Net current deferred tax asset	472	564

Total current assets	48,833	11,064
Property and equipment, net	4,367	2,483
Long-term investments	3,022	—
Other assets	1,091	637

Total assets	$57,313	$14,184

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Lines of credit	$—	$4,895
Accounts payable	4,385	2,485
Accrued expenses	1,402	2,569
Current portion of long-term debt	21	2,737
Current portion of capital lease obligations	80	181

Total current liabilities	5,888	12,867
Long-term debt, less current portion	—	3,320
Capital lease obligations, less current portion	130	205
Deferred gain on sale leaseback	177	267

Total liabilities	6,195	16,659
Stockholders' equity (deficit):
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 8,515,818 shares issued and 8,406,961 outstanding in 2000, 5,000,020 shares issued and outstanding in 1999	85	50
Additional paid-in capital	66,826	15,048
Treasury stock, at cost, 108,857 shares	(1,700)	—
Deferred stock compensation	(330)	(31)
Accumulated other comprehensive income	64	44
Accumulated deficit	(13,827)	(17,586)

Total stockholders' equity (deficit)	51,118	(2,475)

	$57,313	$14,184

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	1999	1998
Revenues, net	$44,168	$27,461	$24,851
Cost of goods sold	26,713	18,000	18,439

Gross profit	17,455	9,461	6,412
Operating expenses:
Research and development	1,097	883	926
Selling, general and administrative	9,956	7,322	7,111

Total operating expenses	11,053	8,205	8,037

Income (loss) from operations	6,402	1,256	(1,625)
Other income (expense):
Interest expense	(1,230)	(1,308)	(1,208)
Interest income	938	—	—
Other, net	(105)	77	58

	(397)	(1,231)	(1,150)

Income (loss) before income taxes	6,005	25	(2,775)
Income tax expense (benefit)	2,246	200	(1,119)

Net income (loss)	$3,759	$(175)	$(1,656)

Net income (loss) per share:
Basic	$0.59	$(0.04)	$(0.33)
Diluted	0.50	(0.04)	(0.33)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	6,319	5,000	5,000
Diluted	7,551	5,000	5,000

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 1997 (Note 1(a))	5,000,000	$50	—	$—	$19,494	$—	$(79)		$(15,755)	$3,710
Application of push-down accounting (Note 1(a))	—	—	—	—	(4,610)	—	—		—	(4,610)
Net loss	—	—	—	—	—	—		$(1,656)	(1,656)	(1,656)
Foreign currency translation	—	—	—	—	—	—	105	105	—	105

Comprehensive loss	—	—	—	—	—	—	—	$(1,551)	—	—

Balance, December 31, 1998	5,000,000	50	—	—	14,884	—	26		(17,411)	(2,451)
Exercise of stock options	20	—	—	—	—	—	—		—	—
Issuance of warrants	—	—	—	—	126	—	—		—	126
Net loss	—	—	—	—	—	—	—	$(175)	(175)	(175)
Deferred stock compensation	—	—	—	—	38	(38)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	7	—	—	—	7
Foreign currency translation	—	—	—	—	—	—	18	18	—	18

Comprehensive loss	—	—	—	—	—	—	—	$(157)	—	—

Balance, December 31, 1999	5,000,020	50	—	—	15,048	(31)	44		(17,586)	(2,475)
Exercise of stock options	16,155	—	571	(17)	22	—	—		—	5
Issuance of warrants	—	—	—	—	460	—	—		—	460
Exercise of warrants	669,643	7	108,286	(1,683)	1,676	—	—		—	—
Tax benefit from exercise of warrants	—	—	—	—	3,117	—	—		—	3,117
Deferred stock compensation	—	—		—	576	(576)	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	277	—		—	277
Issuance of common stock, net	2,830,000	28		—	38,256	—	—		—	38,284
Payment of notes related to purchase of APT (Note 1(a))	—	—	—	—	7,671	—	—		—	7,671
Net income	—	—	—	—	—	—	—	$3,759	3,759	3,759
Unrealized gain on investments	—	—	—	—	—	—	10	10	—	10
Foreign currency translation	—	—	—	—	—	—	10	10	—	10

Comprehensive income	—	—	—	—	—	—	—	$3,779	—	—

Balance, December 31, 2000	8,515,818	$85	(108,857)	$(1,700)	$66,826	$(330)	$64		$(13,827)	$51,118

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$3,759	$(175)	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,226	1,809	2,275
Net gain on disposal of property and equipment	13	—	(7)
Tax benefit from exercise of warrants	3,117	—	—
Deferred taxes	(527)	(233)	(771)
Deferred gain on sale-leaseback	—	(74)	(97)
Non-cash interest expense	659	118	—
Amortization of deferred stock compensation	277	7	—
Changes in operating assets and liabilities:
Accounts receivable	(2,352)	(994)	243
Inventories	(1,684)	142	321
Prepaid expenses and other assets	(852)	735	(286)
Accounts payable and accrued expenses	1,350	319	630
Deferred revenue	—	—	(293)

Net cash provided by operating activities	4,986	1,654	359
Cash flows from investing activities:
Purchases of short-term investments	(8,118)	—	—
Purchases of long-term investments	(3,022)	—	—
Purchase of property and equipment	(2,957)	(599)	(821)
Proceeds from sale of property and equipment	—	5	207

Net cash used in investing activities	(14,097)	(594)	(614)
Cash flows from financing activities:
Book overdraft	—	(158)	158
(Payments) borrowings on lines of credit, net	(4,851)	528	1,585
Payments on capital lease obligations	(176)	(885)	(933)
Proceeds from issuance of long-term debt	775	—	1,868
Principal payments on long-term debt	(3,486)	(274)	(235)
Sale of common stock, net of issuance costs	38,284	—	—
Payment of note receivable from officers (1)	3,580	—	(2,450)
Exercise of stock options	5	—	—

Net cash provided by (used in) financing activities	34,131	(789)	(7)
Effects of exchange rate changes on cash	(10)	(11)	17

Net change in cash and cash equivalents	25,010	260	(245)
Cash and cash equivalents at beginning of year	316	56	301

Cash and cash equivalents at end of year	$25,326	$316	$56

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$591	$915	$856
Income taxes	402	346	348
Supplemental disclosure of noncash activities:
Property and equipment acquired through capital lease obligations	$—	$271	$199
Issuance of warrants in connection with refinancing	460	126	—
Payment of note payable to Hamilton Sundstrand (1)	4,091	—	—
Unrealized gain on short-term and long-term investments	28	—	—

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Effects of Push Down Accounting"

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

  (a) Company Background

    Advanced Power Technology, Inc. (APT) is a leading designer, manufacturer and marketer of high power, high frequency power semiconductors on a national and international basis.

    In 1992, APT was purchased by Hamilton Sundstrand (Sundstrand) (the 1992 purchase). In 1993, Sundstrand purchased all of the outstanding shares of Power Compact of Merignac, France (the 1993 purchase), whose name was subsequently changed to Advanced Power Technology Europe S.A. (APT Europe). On September 6, 1995, Tremoliere LLC (Tremoliere), a company owned by APT's management group, purchased 51% of APT from Sundstrand for $250 in cash and $3,320 in a note payable to Sundstrand (the 1995 purchase), which was paid in August 2000. Just prior to the effective date of this transaction: 1) APT completed a recapitalization in which the Board of Directors authorized 5,110,370 shares of common stock and, pursuant to the recapitalization, the 1,000 shares of $1 par value common stock issued and outstanding were converted into 5,000,000 shares of $.01 par value common stock, 2) $12,394 of APT's payables to Sundstrand were converted to additional paid in capital and 3) Sundstrand transferred all of its shares of APT Europe to APT. Pursuant to the buyout agreement, 51% of APT's outstanding common shares, owned by Tremoliere, collateralize the $3,320 note payable from Tremoliere to Sundstrand.

    On January 5, 1998, Tremoliere purchased the remaining 49% interest in APT from Sundstrand for $2,450 in cash. Tremoliere borrowed $3,000 from APT under a promissory note to purchase the remaining 49% interest in APT and pay interest accrued on the $3,320 note payable to Sundstrand (the 1998 purchase). The note from Tremoliere was paid in full in August 2000. Tremoliere's basis in APT was allocated to APT's financial statements using the push-down method of accounting.

    In accordance with purchase accounting and push down accounting, APT established a new cost basis for assets and liabilities in January 1998 based on these purchase transactions, and reflected that basis in APT's consolidated financial statements.

  (b) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of APT and its wholly-owned subsidiary, APT Europe. All intercompany balances have been eliminated in the consolidation of financial statements.

  (c) Joint Venture Agreement

    In April 2000, APT entered into a joint venture agreement in China, which includes a license and technology transfer agreement for certain technologies, in exchange for a cash payment of $1,500 over two to three years and a 25% share in the equity ownership of the joint venture. This investment is being accounted for using the equity method. The $1,500 is being recognized as revenue as the specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. As of December 31, 2000, revenues of $440 have been recognized under the contract.

    Under the equity method of accounting, APT will record its percentage share of the net income or loss of the joint venture. The difference, if any, between the cost of the APT investment and the amount of the underlying equity in the net assets of the joint venture would result in an adjustment to the net income or loss of the joint venture on APT's financial statements.

  (d) Cash Equivalents and Investments

    APT classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of U.S. government debt securities and other highly liquid investments with original maturities in excess of three months, but less than one year. Long-term investments consist of highly liquid debt securities with maturities greater than one year.

    Investments are classified as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are carried at fair market value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. During the year ended December 31, 2000, unrealized gains or losses on investments were insignificant.

    At December 31, 1999 there were no cash equivalents or investments. The following is a summary of cash, cash equivalents and investments at December 31, 2000:

December 31, 2000
Cash and cash equivalents:
Commercial paper	$2,370
Municipal bonds and notes	21,100
Money market fund	1,729

Total cash equivalents	25,199
Cash	127

Total cash and cash equivalents	$25,326

Short-term investments:
Mortgage-backed securities	$2,100
Corporate debt securities	2,015
U.S. government debt securities	4,003

Total short-term investments	$8,118

Long-term investments:
Corporate debt securities	$2,020
U.S. government debt securities	1,002

Total long-term investments	$3,022

  (e) Inventories

    Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). The cost of certain inventories has been reduced by $675 and $749 as of December 31, 2000 and 1999, respectively.

  (f) Property and Equipment

    Property and equipment are recorded at cost. Machinery and equipment under capital lease are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

    Depreciation is provided using the straight-line method over estimated useful lives, five years for machinery, furniture and equipment. Leased assets and leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease, ranging from three to ten years. Depreciation begins on assets in process at the time the related assets are placed in service. Maintenance and repairs are expensed as incurred.

    As required by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

  (g) Intangible Assets

    Goodwill resulting from the change of control described in Note 3 was amortized on a straight-line basis through September 2000. Goodwill, net, was $0 and $262 at December 31, 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated balance sheets. Amortization of goodwill was $262, $363 and $358 and for the years ended December 31, 2000, 1999 and 1998, respectively.

  (h) Income Taxes

    APT accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

  (i) Revenue Recognition

    Standard product revenue is recognized upon shipment of product. APT recognizes revenue on customer-specific products or services based on the terms of customer contracts which is generally based on customer acceptance. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT also provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. The reserve for warranties and sales returns was $194 and $119 as of December 31, 2000 and 1999, respectively.

    Revenue from certain contractual product sales or license arrangements is deferred and recognized when earned in accordance with the arrangement.

    APT uses independent distributors to sell its products. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon a 30 days notice. Sales to distributors are recognized upon shipment, less an allowance for estimated returns.

  (j) Research and Product Development Expenses

    Expenditures for research and product development are expensed as incurred.

  (k) Stock-Based Compensation

    SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income (loss) and, if presented, earnings per share, as if the fair value based method had been applied. APT has elected to continue to apply the prescribed accounting in Opinion 25. APT accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and other applicable accounting literature.

  (l) Management Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (m) Foreign Currency

    The local currency of APT's foreign subsidiary is the functional currency. Assets and liabilities of APT's foreign operation are translated into U.S. dollars using exchange rates in effect at the translation date, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of stockholder's equity (deficit). Gains and losses from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

  (n) Advertising Costs

    The cost of advertising is expensed as incurred. Advertising costs were not significant during the periods presented.

  (o) Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of long-term investments approximates fair value based on quoted market rates. The carrying amount of amounts due under long-term obligations approximate fair value since the interest rates approximate current rates available to APT.

  (p) Net Income (Loss) per Share

    Basic net income and loss per share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period. Incremental shares of 1,231,575 related to outstanding stock options and warrants were included in the calculation of diluted net income per share for the year ended December 31, 2000. Incremental shares related to outstanding stock options and warrants of 718,228 and 25,160 for the years ended December 31, 1999 and 1998 were excluded from the calculations of diluted net loss per share because the effect would have been anti-dilutive.

  (q) Risk of Technological Change

    The markets in which APT competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render APT's products less desirable or obsolete, which could harm its business.

  (r) Costs of Software Developed or Obtained for Internal Use

    Internal use software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over five years, the estimated useful life of the asset.

  (s) Allowance for Doubtful Accounts

    Accounts receivable are shown net of allowance for doubtful accounts of $120, $62 and $110 at December 31, 2000, 1999 and 1998, respectively. The following table presents a rollforward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2000	1999	1998
Balance-beginning of year	$62	$110	$60
Provision (reduction)	58	(24)	(73)
(Charge offs) recoveries	—	(24)	123

Balance-end of year	$120	$62	$110

  (t) Concentration of Suppliers

    APT relies on external subcontractors for the manufacture of wafers and substantially all the assembly and packaging of certain products. The failure to perform by one of these suppliers could have a material impact on APT's growth and results of operations.

  (u) Reclassifications

    Certain reclassifications have been made to the 1999 consolidated balance sheet in order to conform to the 2000 presentation.

(2) Balance Sheet Components

  (a) Inventories

    Inventories consist of the following:

	December 31,
	2000	1999
Raw materials	$1,205	$581
Work in process	4,114	3,941
Finished goods	2,170	1,380
Valuation reserve	(675)	(749)

Inventories, net	$6,814	$5,153

    The following table presents a rollforward of the inventory valuation reserve:

	December 31,
	2000	1999	1998
Balance—beginning of year	$749	$671	$378
Provision	207	306	351
Write offs	(281)	(228)	(58)

Balance—end of year	$675	$749	$671

  (b) Property and Equipment

    Property and equipment consist of the following:

	December 31,
	2000	1999
Machinery, furniture and equipment	$10,679	$11,843
Leasehold improvements	564	564
Assets in process	1,397	722

	12,640	13,129
Less accumulated depreciation and amortization	(8,273)	(10,646)

	$4,367	$2,483

  (c) Accrued Expenses

    Accrued expenses consist of the following:

	December 31,
	2000	1999
Payroll, commissions and related liabilities	$439	$392
Vacation accrual	319	240
Income taxes payable	145	850
Other	499	1,087

	$1,402	$2,569

(3) Management Buyout

    The Tremoliere purchases (see Note 1(a)) resulted in a change of control and a step up in the basis of assets and liabilities under the purchase method of accounting for the percentage acquired at the time. The cost of the acquisition was allocated on the basis of estimated fair market value of the assets acquired and liabilities assumed. The purchase price was allocated by Tremoliere as follows for each transaction:

	1995	1998
Total consideration	$3,570	$2,450
Fair value of net tangible assets acquired	(2,189)	(2,205)

Goodwill	$1,381	$245

    In 1998, APT was required to establish a new cost basis for its assets and liabilities in its financial statements based on these purchase transactions. APT recorded approximately $983 of goodwill related to the pushdown of the 1995 and 1998 purchase transactions by Tremoliere. (see Note 1(g))

(4) Lines of Credit

    APT has two lines of credit with a bank for up to a total of $6,000 to provide funds for operations. No amounts were outstanding under the lines of credit at December 31, 2000. The lines of credit expire in May 2001, bear interest at prime plus 1.0% to 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under APT's lines of credit are subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. At December 31, 2000, APT was in compliance with all covenants.

(5) Long-term Debt

    Long-term debt consists of the following:

	December 31,
	2000	1999
Note payable to Sundstrand, interest at 9%, interest and principal due September 6, 2001, or upon completion of an initial public offering, whichever occurs first, secured by the stock of APT owned by Tremoliere	$—	$3,320
Subordinate loan from bank, subordinate to amounts outstanding under lines of credit (see note 4), interest payable monthly at prime plus 1.5%, principal due September 30, 2000, and collateralized by substantially all assets of APT	—	2,500
Term loan with bank, monthly principal payments of $14 plus interest at prime plus 1.75% per annum, final payment due January 2001, collateralized by substantially all assets of APT	—	167
Other	21	70

Total long-term debt	21	6,057
Less current portion of long-term debt	(21)	(2,737)

Total long-term debt, less current portion	$—	$3,320

(6) Leases

    APT leases its facilities and certain office equipment under noncancelable operating leases, which expire over the next five years. Rental expense was $483, $633 and $560 for the years ended December 31, 2000, 1999 and 1998, respectively.

    APT is obligated under capital leases for certain equipment, which expire over the next three years. Equipment and accumulated amortization recorded under capital leases was as follows:

	December 31,
	2000	1999
Equipment	$819	$4,123
Less accumulated amortization	(614)	(3,752)

	$205	$371

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases are as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2001	$97	$515
2002	83	527
2003	60	418
2004	—	237
2005	—	228

Total	240	$1,925

Less amount representing interest	(30)

Minimum lease payments	210
Less current portion of capital lease obligations	(80)

	$130

    During 1996, APT sold its fabrication facility in Bend, Oregon for $1,550 and leased it back under a fifteen-year operating lease agreement. The transaction produced a gain of approximately $259 which is being deferred and amortized over the fifteen-year lease period.

(7) Taxes

    Domestic and foreign pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2000	1999	1998
Domestic	$5,147	$(43)	$(2,114)
Foreign	858	68	(661)

	$6,005	$25	$(2,775)

    Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2000	1999	1998
Current:
Federal	$2,192	$418	$(348)
State	536	15	—
Foreign	45	—	—

	2,773	433	(348)
Deferred:
Federal	(370)	(252)	(579)
State	(157)	19	(192)

	(527)	(233)	(771)

Total	$2,246	$200	$(1,119)

    The actual income tax expense (benefit) differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

	Years Ended December 31,
	2000	1999	1998
Expected income tax expense (benefit)	34%	34%	(34)%
Difference attributable to foreign subsidiary	—	—	(20)
Expired net operating loss carryforwards	—	67	11
Change in valuation allowance	(6)	(65)	(1)
State income taxes, net of federal benefit	4	9	(7)
Release of deferred net operating loss	—	(489)	—
Goodwill amortization	1	494	4
Difference in tax status for pass through entity	2	654	6
Other	2	96	1

Actual income tax expense (benefit)	37%	800%	(40)%

    The income tax effect of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Allowance for doubtful accounts	$46	$87
Reserve for inventory obsolescence	275	291
Accrued vacation pay	74	53
Reserve for product returns	25	44
Net operating loss carryforwards	2,477	2,293
Depreciation and amortization differences	278	325
Credit carryforwards	125	5
Interest	—	45
Other	52	39

Total gross deferred tax assets	3,352	3,182
Less valuation allowance	(1,936)	(2,293)

Deferred tax assets, net of valuation allowance	$1,416	$889

    The net changes in the valuation allowance for the years ended December 31, 2000, 1999 and 1998 were decreases of $357, $16 and $31, respectively. APT's management believes it is more likely than not that APT will realize the benefit of the deferred tax assets, net of the existing valuation allowance, at December 31, 2000.

    APT has federal research and experimentation credit carryforwards of $46 which are available to offset future income taxes through 2014.

    As of December 31, 2000, APT had foreign net operating loss carryforwards for tax purposes available to offset future income of APT Europe of approximately (French Francs) FF26,228, ($3,767) based on the exchange rate as of December 31, 2000; FF22,078 ($3,172), which are available indefinitely and FF4,150 ($596), which expire in 2001 through 2003.

(8) Stockholders' Equity (Deficit)

  (a) Initial Public Offering

    In August 2000, APT completed an initial public offering (IPO) of 4,025,000 shares of common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million.

  (b) Stock Option Plan

    The 1995 Stock Option Plan (the Plan) provides for the granting of stock options to employees, directors and consultants to purchase up to 1,500,000 shares of common stock. Options granted under the Plan must generally be exercised while the individual is an employee and within ten years of the date of grant. Options granted typically vest at a rate of 20% per year for five years.

    APT applies Opinion 25 in accounting for its Plan. Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT's net income (loss) would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2000	1999	1998
Net income (loss):
As reported	$3,759	$(175)	$(1,656)
Pro forma	3,280	(350)	(1,826)
Diluted net income (loss) per share:
As reported	$0.50	$(0.04)	$(0.33)
Pro forma	0.43	(0.07)	(0.37)

    The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.2%	5.5%	5.5%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Volatility	100%	100%	100%

    Under the Black-Scholes option pricing model, the weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was approximately $8.03, $1.47 and $1.14, respectively.

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards anticipated in future years.

    APT has recorded deferred stock compensation of $614 through December 31, 2000. This deferred stock compensation is based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally five years, approximately 45%, 26%, 16%, 9% and 4% in years one through five, respectively, consistent with the method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans," or FIN 28. APT recognized compensation expense of $277 and $7 during the years ended December 31, 2000 and 1999, respectively, related to these grants. During the year ended

December 31, 2000, APT recorded additional deferred stock compensation of $576 related to the issuance of 150,750 stock options.

    Deferred stock compensation was $330 as of December 31, 2000 and future amortization expense will be approximately $160, $100, $60, and $10 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

    Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1997	559,525	$1.46
Granted	245,650	1.41
Forfeited	(47,100)	1.40

Options outstanding at December 31, 1998	758,075	1.41
Granted	113,277	1.47
Exercised	(20)	1.40
Forfeited	(61,485)	1.42

Options outstanding at December 31, 1999	809,847	1.45
Granted	269,100	7.77
Exercised	(16,155)	1.43
Forfeited	(5,760)	1.48

Options outstanding at December 31, 2000	1,057,032	3.06

    The following table summarizes information about stock options at December 31, 2000:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$1.40	454,986	6.1	$1.40	290,800	$1.40
$1.48	259,321	8.6	1.48	23,246	1.48
$1.54	222,175	0.5	1.54	177,741	1.54
$2.94 – $36.00	120,550	9.7	15.51	—	—

	1,057,032			491,787

  (c) Warrants

    On September 6, 1995, APT issued three warrants to financing companies and a bank. Two of the warrants permit the holders to purchase 35,715 shares each and one warrant permits the holder to purchase 35,714 shares of APT's common stock, each at exercise prices of $1.40 per share. The fair value of $77 was determined using the Black-Scholes methodology using the refinancing date as the measurement date, a risk-free rate of 5.2%, expected dividend yield of 0%, 2-year term and expected volatility of 65%. One warrant to purchase 35,715 shares was exercised in August 2000 and the warrant to purchase 35,714 shares was exercised in September 2000. The remaining warrant to purchase 35,715 shares is exercisable through December 31, 2005.

    Also on September 6, 1995, APT issued a warrant to Advanced Energy Industries, Inc. (Advanced Energy) a customer, in return for their guaranty of a $1,000 loan from a bank. The warrant allowed Advanced Energy to purchase 250,000 shares of APT's common stock at an exercise price of $1.40 per share. The warrant was fully exercised in connection with APT's IPO in August 2000.

    On September 6, 1996, APT issued a warrant to a bank, for the purchase of 35,714 shares of APT's common stock at an exercise price of $1.40 per share. The fair value of the warrants issued of $27 was determined by applying the Black-Scholes methodology using the issuance date as the measurement date, a risk-free rate of 4.7%, expected dividend yield of 0%, a four-year term and expected volatility of 65%. The warrant was amortized over a one year period. The warrant was fully exercised in August 2000.

    On December 23, 1997, APT issued a warrant to Advanced Energy in return for their guaranty of a $2,500 loan to a bank. The warrant allowed Advanced Energy to purchase 250,000 shares of APT's common stock at an exercise price of $4.00 per share. The fair value of the warrants issued of $70 was determined by applying the Black-Scholes methodology using the issuance date as the measurement date, a risk-free rate of 6%, expected dividend yield of 0%, a four-year term and expected volatility of 60%. The warrant value represented a deferred financing cost and was amortized over the term of the debt facility of 27 months. The warrant was fully exercised in connection with APT's IPO in August 2000.

    On November 5, 1998, APT issued warrants to two financing companies in connection with the renegotiations of certain commitments. The warrants permitted the holders to purchase a total of 10,000 shares of APT's common stock at $1.40 per share. The fair value of the warrants issued of $87 was determined by applying the Black-Scholes methodology using the issuance date as the measurement date, a risk-free rate of 5.15%, expected dividend yield of 0%, a seven-year term and expected volatility of 80%. The warrant values represented a deferred financing cost and were amortized over the term of the debt facility of sixteen months. Warrants to purchase 2,500 shares were exercised in August 2000. The remaining warrant to purchase 7,500 shares is exercisable through December 31, 2005.

    On April 1, 2000, APT issued a warrant to Advanced Energy in return for the renewal of their guaranty of a $2,500 loan to a bank. The warrant allowed Advanced Energy to purchase 60,000 shares of APT's common stock at an exercise price of $3.00 per share. The deemed fair value of the warrant issued of approximately $460 was determined by applying the Black-Scholes methodology, and was amortized over the six month period of the guaranty. The warrant was fully exercised in connection with APT's IPO in August 2000.

    As of December 31, 2000, warrants to purchase 43,215 shares of common stock were outstanding and exercisable at a weighted average exercise price of $1.40 per share.

(9) Retirement Benefit Plan

    APT has a defined contribution 401(k) plan (401k). Employees in the United States who are at least eighteen years old and have six months of service are eligible to participate in the 401k. Participants may defer up to 15% of eligible compensation. Beginning in 2000, APT provided matching contributions for the 401k at the rate of 25% of each dollar contributed up to 3% of eligible compensation. Contributions by APT in 2000 were $31.

(10) Segment Information

    APT operates in one segment and is engaged in the design, development, manufacture and sale of high power, high frequency power semiconductor products and related services.

  (a) Geographic Information

    APT's geographic revenues, operating income (loss) and identifiable assets are summarized as follows:

	Years Ended December 31,
	2000	1999	1998
Geographic revenues:
United States	$24,300	$15,685	$14,277
Germany	3,814	3,063	3,038
Other	16,054	8,713	7,536

	$44,168	$27,461	$24,851

Operating income (loss):
United States	$5,305	$1,029	$(757)
France	1,097	227	(868)

	$6,402	$1,256	$(1,625)

	December 31,
	2000	1999
Identifiable assets:
United States	$54,157	$12,588
France	3,156	1,596

	$57,313	$14,184

  (b) Significant Customer

    One customer, Advanced Energy, accounted for 17.2% of net revenues in 2000 and 14.6% of net revenues in 1999. No customer represented greater than 10% of net revenues in 1998.

(11) Commitments and Contingencies

    APT is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on APT's consolidated financial position, results of operations or liquidity.

    APT has an agreement with its foundry partner in Europe to process six-inch wafers, which extends through 2004. APT has an agreement with a subcontractor in the Philippines for assembly and packaging of most of its products, which extends through January 2003. At December 31, 2000, APT had commitments to purchase approximately $1,400 from its foundry partner and $700 from its packaging subcontractor.

(12) Related Party Transactions

    The chief executive officer of Advanced Energy, who is a substantial shareholder of Advanced Energy, serves as a director of APT. For the years ended December 31, 2000, 1999 and 1998, sales to

Advanced Energy were approximately $7,603, $4,005, and $1,939, respectively. Accounts receivable from Advanced Energy were $1,008 and $768 at December 31, 2000 and 1999, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2000
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Revenues, net	$9,561	$10,080	$12,058	$12,469
Gross profit	3,383	3,745	4,825	5,502
Operating income	851	1,196	1,781	2,574
Net income	244	250	1,319	1,946
Basic net income per share	$0.05	$0.05	$0.19	$0.23
Diluted net income per share	$0.04	$0.04	$0.16	$0.21
	Year Ended December 31, 1999
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Revenues, net	$5,852	$6,586	$7,250	$7,773
Gross profit	1,828	2,346	2,365	2,922
Operating income (loss)	(50)	263	460	583
Net income (loss)	(412)	(55)	118	174
Basic net income (loss) per share	$(0.08)	$(0.01)	$0.02	$0.03
Diluted net income (loss) per share	$(0.08)	$(0.01)	$0.02	$0.03

QuickLinks

ADVANCED POWER TECHNOLOGY, INC. FORM 10-K TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
ADVANCED POWER TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)