Form 10-Q
period 2001-04-01
ADVANCED POWER TECHNOLOGY INC
filed 2001-05-15
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period endedApril 1, 2001
OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16047

Advanced Power Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-0875072
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

405 SW Columbia Street, Bend, Oregon 97702
(Address of principal executive offices and Zip Code)

(541) 382-8028
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares of the Registrant's Common Stock outstanding as of May 9, 2001 was 8,603,775 shares.

ADVANCED POWER TECHNOLOGY, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I	Financial Information
Item 1.	Financial Statements:
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K
Signature

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	March 31,	December 31,
	2001	2000
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$23,721	$25,326
Short-term investments	8,119	8,118
Accounts receivable, net of allowance of $139 (2001) and $120 (2000)	8,090	6,776
Inventories, net	7,515	6,814
Prepaid expenses and other current assets	1,906	1,799
Total current assets	49,351	48,833
Property and equipment, net of accumulated amortization and depreciation of $8,040 (2001) and $8,273 (2000)	4,786	4,367
Long-term investments	4,077	3,022
Other assets	1,209	1,091
Total assets	$59,423	$57,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,579	$4,385
Accrued expenses	2,248	1,402
Current portion of long-term debt	-	21
Current portion of capital lease obligations	71	80
Total current liabilities	5,898	5,888
Capital lease obligations, less current portion	113	130
Deferred gain on sale leaseback	175	177
Total liabilities	6,186	6,195

Stockholders' equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01, 19,000,000 shares authorized; 8,699,962 issued and 8,591,105 shares outstanding in 2001; 8,515,818 shares issued and 8,406,961 shares outstanding in 2000	87	85
Additional paid-in capital	67,100	66,826
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(289)	(330)
Accumulated other comprehensive income	84	64
Accumulated deficit	(12,045)	(13,827)
Total stockholders' equity	53,237	51,118
	$59,423	$57,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues, net	$13,158	$9,561
Cost of goods sold	7,944	6,178
Gross profit	5,214	3,383
Operating expenses:
Research and development	351	243
Selling, general and administrative	2,726	2,289
Total operating expenses	3,077	2,532
Income from operations	2,137	851
Other income (expense), net	604	(259)
Income before income tax expense	2,741	592
Income tax expense	959	348
Net income	$1,782	$244

Net income per share:
Basic	$0.21	$0.05
Diluted	0.19	0.04
Weighted average number of shares used in the computation of net income per share:
Basic	8,452	5,000
Diluted	9,300	6,224

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$1,782	$244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	258	343
Deferred gain on sale-leaseback	(4)	(8)
Amortization of deferred stock compensation	41	73
Changes in operating assets and liabilities:
Accounts receivable	(1,424)	(1,138)
Inventories	(756)	(461)
Prepaid expenses and other assets	(251)	61
Accounts payable and accrued expenses	172	1,895
Net cash (used in) provided by operating activities	(182)	1,009

Cash flows from investing activities:
Purchases of long-term investments	(2,002)	-
Proceeds from sale of long-term investments	1,000	-
Purchase of property and equipment	(677)	(1,039)
Net cash used in investing activities	(1,679)	(1,039)

Cash flows from financing activities:
Payments on lines of credit, net	-	(745)
Payments on capital lease obligations	(26)	(66)
Proceeds from issuance of long-term debt	-	775
Principal payments on long-term debt	(20)	(67)
Proceeds from exercise of stock options	276	-
Net cash provided by (used in) financing activities	230	(103)

Effects of exchange rate changes on cash	26	(6)
Net change in cash and cash equivalents	(1,605)	(139)
Cash and cash equivalents at beginning of period	25,326	316
Cash and cash equivalents at end of period	$23,721	$177

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$18	$134
Income taxes	-	217

Supplemental disclosure of noncash activities:
Unrealized gain on short-term and long-term investments	$53	$-

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2000 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.  The financial information as of December 31, 2000 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

             APT’s financial quarters are 13 week periods. The first quarter of 2001 ended on April 1 and the first quarter of 2000 ended on April 2.  For convenience, the first quarters of 2001 and 2000 are shown as ended on March 31.

Note 2. COMPREHENSIVE INCOME

             APT has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which requires the reporting of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, which were not material in the periods presented.

Note 3. INVENTORIES, NET

	March 31, 2001	December 31, 2000
	(unaudited)

Raw materials	$1,092	$1,205
Work in process	4,575	4,114
Finished goods	2,487	2,170
	8,154	7,489
Valuation reserve	(639)	(675)
	$7,515	$6,814

Note 4. NET INCOME PER SHARE

             Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period. Incremental shares related to outstanding stock options and warrants of approximately 848,000 for the three months ended March 31, 2001 and 1,244,000 for the three months ended March 31, 2000 were included in the calculations of diluted net income per share for those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2000.

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

             All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

             In August 2000, we completed an initial public offering, or IPO, of 4,025,000 shares of our common stock, including the underwriters’ over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million.

Results of Operations

             The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,
	2001	2000

Revenues, net	100.0%	100.0%
Cost of goods sold	60.4	64.6
Gross profit	39.6	35.4
Operating expenses:
Research and development	2.7	2.6
Selling, general and administrative	20.7	23.9
Total operating expenses	23.4	26.5
Income from operations	16.2	8.9
Other income (expense), net	4.6	(2.7)
Income before income tax expense	20.8	6.2
Income tax expense	7.3	3.6
Net income	13.5%	2.6%

             Revenues.  Our net revenues were $13.2 million in the first quarter of 2001, an increase of 37.6% from net revenues of $9.6 million in the first quarter of 2000. The increase in net revenues in the first quarter of 2001, as compared to the first quarter of 2000, resulted from the continued increase of sales of our products in the communications and Internet infrastructure markets, and increased sales of our products in the semiconductor capital equipment market. However, during the first quarter of 2001, we began to see weakening demand from certain customers in the communications and Internet infrastructure markets. Additionally, recent substantial slowing of worldwide semiconductor sales has resulted in a decline in demand for semiconductor capital equipment, which is expected to decrease our sales in this sector. The weakness in both of these industry segments will result in lower revenues and profits in the second quarter of 2001.We have limited visibility as to the duration of this slowing.

             During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. An immaterial amount of technology license revenue was included in revenues for the first quarters of 2001 and 2000.

             Gross Profit.  Our gross profit margin was 39.6% in the first quarter of 2001 compared to 35.4% in the first quarter of 2000. The increase in gross profit margin in the first quarter of 2001, as compared to the first quarter of 2000, resulted from lower costs associated with use of processed silicon wafers, a more favorable product mix including greater sales of radio frequency, or RF, power semiconductors which have a higher gross margin and improved capacity utilization in our Bend, Oregon manufacturing facility. Our gross profit is expected to decline in the second quarter of 2001 due to a less favorable product mix expected in that quarter.

             Research and Development Expense.  Our research and development expenses were $351,000 in the first quarter of 2001, an increase of 44.4% from research and development expenses of $243,000 in the first quarter of 2001. The increase in research and development expenses in the first quarter of 2001, as compared to the first quarter of 2000, primarily resulted from increased use of materials associated with our research and development efforts. We expect that our research and development efforts will continue to increase in 2001. As a percent of net revenues, research and development expense increased to 2.7% in first quarter of 2001 from 2.6% in the first quarter of 2000.

             Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $2.7 million in the first quarter of 2001, an increase of 19.0% from selling, general and administrative expenses of $2.3 million in the first quarter of 2000. The increase in selling, general and administrative expenses in the first quarter of 2001, as compared to the first quarter of 2000, principally resulted from $300,000 of increased payroll from bonuses based on operating results and additional personnel; $68,000 of increased commissions on higher revenues; and $100,000 of expenses related to the growth of our business and being a public company, including board of director fees and increased fees from accounting, legal and other outside services.  These increases were offset by the decrease in goodwill amortization to $0 in the first quarter of 2001, from $96,000 in the first quarter of 2000. (See "Effects of Push Down Accounting" below.)

             As a percent of net revenues, selling, general and administrative expense decreased to 20.7% in the first quarter of 2001 from 23.9% in the first quarter of 2000, primarily due to the increase in net revenues.

             Stock Compensation Expense.  Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $41,000 was recorded in the first quarter of 2001. Of this amount, $13,500 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $22,500 was recorded in selling, general and administrative expense. Stock compensation expense of $72,000 was recorded in the first quarter of 2000. Of this amount, $25,000 was recorded in cost of goods sold, $8,000 was recorded in research and development expense and $39,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of $41,000 in the second quarter of 2001.

             Other income (expense), net. Other income (expense), net, which includes interest expense, interest income and other expense, was $604,000 in the first quarter of 2001 and $(259,000) in the first quarter of 2000.  Included in other income (expense) in the first quarter of 2001 was $523,000 of interest income primarily earned on the investment of proceeds from our IPO in August 2000, compared to $0 interest income in the first quarter of 2000. Included in other income (expenses) in the first quarter of 2000 was $267,000 of interest expense principally composed of imputed interest related to the issuance of warrants to Advanced Energy Industries, Inc, interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers (see "Effects of Push Down Accounting” below) and other outstanding debt related to our operations, compared to an immaterial amount of interest in the first quarter of 2001.

             Income Tax Expense.  Our effective tax rate was approximately 35% in the first quarter of 2001. We expect our annual effective tax rate will approximate 35% for 2001.  The effective tax rate in the first quarter of 2000 was approximately 59%. The effective tax rate in the first quarter of 2000 was increased by permanent differences such as nondeductible expenses and was decreased by the benefit of a decrease in the valuation allowance on the foreign net operating losses. Interest on a $3.3 million note payable to Hamilton Sundstrand was not deductible for tax purposes by us, and interest income was recognized for tax purposes on $3.1 million notes payable from our six senior officers, but not recorded on our consolidated financial statements.  Additionally, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes. See "Effects of Push Down Accounting” below.

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

Liquidity and Capital Resources

             In the first quarter of 2001, we used approximately $182,000 in operating activities, primarily from net income of $1.8 million adjusted for depreciation and amortization of $258,000, offset by an increase in accounts receivable of  $1.4 million and an increase in inventories of $756,000. Accounts receivable and inventories increased as a result of increased sales in the first quarter of 2001.

             In the first quarter of 2001, we used approximately $1.7 million in investing activities, which consisted of the purchase of $2.0 million of long-term investments and the purchase of $677,000 of equipment, offset by proceeds from the sale of long-term investments of $1.0 million. At March 31, 2001 we had capital expenditure commitments of approximately $533,000.

             In the first quarter of 2001, we generated approximately $230,000 in financing activities, which primarily consisted of net proceeds of $276,000 from the exercise of stock options.

             We have two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. No amounts were outstanding under the lines of credit at March 31, 2001. The lines of credit expire in May 2001, bear interest at prime plus 1.0% or 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under our lines of credit are subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. We were in compliance with all covenants as of March 31, 2001. We are currently renegotiating our lines of credit.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
+10.19	Agreement for Wafer Production and Testing between Advanced Power Technology, Inc. and Epsil Technologies, Inc.

+ Confidential treatment has been requested with respect to certain portions of this agreement. The omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2001.

ADVANCED POWER TECHNOLOGY, INC.

By:/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)