Form 10-Q
period 2001-07-01
ADVANCED POWER TECHNOLOGY INC
filed 2001-08-13
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

(541) 382-8028
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares of the Registrant's Common Stock outstanding as of August 6, 2001 was 8,705,430 shares.

ADVANCED POWER TECHNOLOGY, INC.
FORM 10-Q
TABLE OF CONTENTS

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,507	$25,326
Short-term investments	12,113	8,118
Accounts receivable, net of allowance of $125 (2001) and $120 (2000)	7,525	6,776
Inventories, net	8,071	6,814
Prepaid expenses and other current assets	1,810	1,799

Total current assets	48,026	48,833

Property and equipment, net of accumulated amortization and depreciation
of $8,422 (2001) and $8,273 (2000)	5,291	4,367
Long-term investments	5,505	3,022
Other assets	1,218	1,091

Total assets	$60,040	$57,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,526	$4,385
Accrued expenses	1,589	1,402
Current portion of long–term debt	-	21
Current portion of capital lease obligations	69	80

Total current liabilities	5,184	5,888
Capital lease obligations, less current portion	96	130
Deferred gain on sale leaseback	168	177

Total liabilities	5,448	6,195

Stockholders' equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01, 19,000,000 shares authorized; 8,805,803 issued and 8,696,946 shares outstanding in 2001; 8,515,818 shares issued and 8,406,961 shares outstanding in 2000	88	85
Additional paid–in capital	67,292	66,826
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(248)	(330)
Accumulated other comprehensive income	62	64
Accumulated deficit	(10,902)	(13,827)

Total stockholders' equity	54,592	51,118

	$60,040	$57,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues, net	$11,526	$10,080	$24,684	$19,641
Cost of goods sold	7,274	6,335	15,218	12,513

Gross profit	4,252	3,745	9,466	7,128

Operating expenses:
Research and development	465	239	816	482
Selling, general and administrative	2,668	2,310	5,394	4,599

Total operating expenses	3,133	2,549	6,210	5,081

Income from operations	1,119	1,196	3,256	2,047

Other income (expense), net	506	(528)	1,110	(787)

Income before income tax expense	1,625	668	4,366	1,260
Income tax expense	482	418	1,441	766

Net income	$1,143	$250	$2,925	$494

Net income per share:
Basic	$0.13	$0.05	$0.34	$0.10
Diluted	0.12	0.04	0.32	0.08
Weighted average number of shares used in the computation of net income per share:
Basic	8,623	5,001	8,538	5,001
Diluted	9,264	6,376	9,271	6,324

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
June 30,

2001	2000

Cash flows from operating activities:
Net income	$2,925	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	700
Deferred gain on sale-leaseback	(9)	(12)
Non-cash interest expense	-	230
Amortization of deferred stock compensation	82	144
Changes in operating assets and liabilities:
Accounts receivable	(908)	(2,131)
Inventories	(1,337)	(564)
Prepaid expenses and other assets	(179)	(108)
Accounts payable and accrued expenses	(563)	1,823

Net cash provided by operating activities	605	576

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,438)	-
Proceeds from sale of available-for-sale securities	7,033	-
Purchase of property and equipment	(1,517)	(1,409)

Net cash used in investing activities	(7,922)	(1,409)

Cash flows from financing activities:
Borrowings (payments) on lines of credit, net	(20)	302
Payments on capital lease obligations	(45)	(109)
Proceeds from issuance of long–term debt	-	775
Principal payments on long–term debt	-	(328)
Proceeds from exercise of stock options	468	-

Net cash provided by financing activities	403	640

Effects of exchange rate changes on cash	95	(6)

Net change in cash and cash equivalents	(6,819)	(199)
Cash and cash equivalents at beginning of period	25,326	316

Cash and cash equivalents at end of period	$18,507	$117

Supplemental disclosure of cash flow information:
Cash paid during the period for:	Interest	$44	$413
Income taxes	1,223	357

Supplemental disclosure of noncash activities:
Issuance of warrants in connection with refinancing	$-	$460
Unrealized gain on short-term and long-term investments	73	-

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2000 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.  The financial information as of December 31, 2000 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

             APT’s financial quarters are 13 week periods. The second quarter of 2001 ended on July 1 and the second quarter of 2000 ended on July 2.  For convenience, the first quarters of 2001 and 2000 are shown as ended on June 30.

Note 2. COMPREHENSIVE INCOME

             Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, which were not material in the periods presented.

Note 3. INVENTORIES, NET

	June 30, 2001	December 31, 2000
	(unaudited)

Raw materials	$1,329	$1,205
Work in process	4,966	4,114
Finished goods	2,515	2,170

	8,810	7,489
Valuation reserve	(739)	(675)

	$8,071	$6,814

Note 4. NET INCOME PER SHARE

             Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period. Incremental shares related to outstanding stock options and warrants of approximately 641,000 and 733,000 for the three and six months ended June 30, 2001, respectively and 1,375,000 and 1,323,000 for the three and six months ended June 30, 2000, respectively, were included in the calculations of diluted net income per share for those periods.  Incremental shares related to outstanding stock options of 127,600 for the three and six months ended June 30, 2001 were excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive.

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

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

             All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

Results of Operations

             The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	62.8	61.7	63.7

Gross profit	36.9	37.2	38.3	36.3
Operating expenses:
Research and development	4.0	2.4	3.3	2.5
Selling, general and administrative	23.2	23.0	21.9	23.4

Total operating expenses	27.2	25.4	25.2	25.9

Income from operations	9.7	11.8	13.1	10.4
Other income (expense), net	4.4	(5.2)	4.5	(4.0)

Income before income tax expense	14.1	6.6	17.6	6.4
Income tax expense	4.2	4.1	5.8	3.9

Net income	9.9%	2.5%	11.8%	2.5%

             Revenues.  Our net revenues were $11.5 million in the second quarter of 2001, an increase of 14.3% from net revenues of $10.1 million in the second quarter of 2000, and $24.7 million in the first six months of 2001, an increase of 25.7% from net revenues of $19.6 million in the first six months of 2000. The increase in net revenues in the second quarter of 2001, as compared to the second quarter of 2000, resulted from increased sales of our products in the industrial and medical markets, offset partially by a decline in the semiconductor capital equipment market. During the first half of 2001, we began to see weakening demand from certain customers in the communications and Internet infrastructure markets. Additionally, recent substantial slowing of worldwide semiconductor sales has resulted in a decline in demand for semiconductor capital equipment, which is expected to decrease our sales in this sector. The weakness in both of these industry segments will result in lower revenues and profits in the third quarter of 2001.We have limited visibility as to the duration of this slowing.

             During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. An immaterial amount of technology license revenue was included in revenues for the second quarters of 2001 and 2000.

             Gross Profit.  Our gross profit margin was 36.9% in the second quarter of 2001 compared to 37.2% in the second quarter of 2000. The decrease in gross profit margin in the second quarter of 2001, as compared to the second quarter of 2000, resulted from lower gross margin product mix and lower fixed cost absorption in our internal manufacturing facilities due to declining production volumes.  Our gross profit is expected to decline in the third quarter of 2001 due to continued low fixed cost absorption in our internal manufacturing facilities as we implement intermittent production shutdowns in order to control inventory levels and continue to experience a less favorable product mix.

             Research and Development Expense.  Our research and development expenses were $465,000 in the second quarter of 2001, an increase of 94.6% from research and development expenses of $239,000 in the second quarter of 2000. The increase in research and development expenses in the second quarter of 2001, as compared to the second quarter of 2000, primarily resulted from increased use of materials associated with our research and development efforts. We expect that our research and development efforts will continue to increase in 2001. As a percent of net revenues, research and development expense increased to 4.0% in second quarter of 2001 from 2.4% in the second quarter of 2000.

             Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $2.7 million in the second quarter of 2001, an increase of 15.5% from selling, general and administrative expenses of $2.3 million in the first quarter of 2000. The increase in selling, general and administrative expenses in the second quarter of 2001, as compared to the second quarter of 2000, principally resulted from $220,000 of increased payroll from additional personnel; $86,000 of increased commissions on higher revenues; and $100,000 of expenses related to the growth of our business and being a public company, including board of director fees and increased fees from accounting, legal and other outside services. These increases were offset by the decrease in goodwill amortization to $0 in the second quarter of 2001, from $99,000 in the second quarter of 2000. (See "Effects of Push Down Accounting" below.)

             As a percent of net revenues, selling, general and administrative expense increased to 23.2% in the second quarter of 2001 from 23.0% in the second quarter of 2000.

             Stock Compensation Expense.  Stock compensation expense includes costs relating to stock–based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $80,000 was recorded in the second quarter of 2001. Of this amount, $13,500 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $61,500 was recorded in selling, general and administrative expense. Stock compensation expense of $72,000 was recorded in the second quarter of 2000. Of this amount, $25,000 was recorded in cost of goods sold, $8,000 was recorded in research and development expense and $39,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of $41,000 in the third quarter of 2001.

             Other income (expense), net. Other income (expense), net, which includes interest expense, interest income and other expense, was $506,000 in the second quarter of 2001 and $(528,000) in the second quarter of 2000.  Included in other income (expense) in the second quarter of 2001 was $474,000 of interest income primarily earned on the investment of proceeds from our IPO in August 2000, compared to $0 interest income in the second quarter of 2000. Included in other income (expenses) in the second quarter of 2000 was $520,000 of interest expense principally composed of imputed interest related to the issuance of warrants to Advanced Energy Industries, Inc, interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers (see "Effects of Push Down Accounting” below) and other outstanding debt related to our operations, compared to an immaterial amount of interest expense in the second quarter of 2001.

             Income Tax Expense.  Our effective tax rate was approximately 29.7% in the second quarter of 2001. We expect our annual effective tax rate will approximate 33% for 2001.  The effective tax rate in the second quarter of 2001 was lower than the federal statutory rate primarily due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The effective tax rate in the second quarter of 2000 was approximately 62.6%. The effective tax rate in the second quarter of 2000 was higher than the federal statutory rate primarily due to permanent differences and was partially offset by the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The permanent differences in the second quarter of 2000 relate to interest expense on a $3.3 million note payable to Hamilton Sundstrand that was not deductible for tax purposes by us and interest income that was recognized for tax purposes on $3.1 million notes payable from our six senior officers, but not recorded on our consolidated financial statements.  Additionally, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes. See "Effects of Push Down Accounting” below.

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

Liquidity and Capital Resources

             In the first six months of 2001, we generated approximately $605,000 from operating activities, primarily from net income of $2.9 million adjusted for depreciation and amortization of $594,000, offset by an increase in accounts receivable of  $908,000 and an increase in inventories of $1.3 million. Accounts receivable and inventories increased as a result of increased sales in the second quarter of 2001, but also represent slightly higher balances in relation to revenues as compared to the second quarter of 2000.

             In the first six months of 2001, we used approximately $7.9 million in investing activities, which consisted of the purchase of $13.4 million of available-for-sale securities and the purchase of $1.5 million of equipment, partially offset by proceeds from the sale of available-for-sale securities of $7.0 million. At June 30, 2001 we had capital expenditure commitments of approximately $466,000.

             In the first six months of 2001, we generated approximately $403,000 from financing activities, which primarily consisted of net proceeds of $468,000 from the exercise of stock options.

             We have two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. No amounts were outstanding under the lines of credit at June 30, 2001. The lines of credit were extended in May 2001 through the end of July 2001 and, bear interest at prime plus 1.0% or 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under our lines of credit are subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. We were in compliance with all covenants as of June 30, 2001. We expect to renew the lines of credit as the need arises.

             We believe our existing cash and cash equivalents and expected cash flow from operations will be sufficient to support our operating cash requirements for at least the next 12 months. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and 142), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001.

Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001.  The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has determined that the impact of these standards will not have a material impact on its results of operations and financial position when implemented.

Quantitative and Qualitative Disclosure About Market Risk

             We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our investments, we do not expect any material loss with respect to our investment portfolio.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

None

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August, 2001.

ADVANCED POWER TECHNOLOGY, INC.

By:/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)