Form 10-Q
period 2001-09-30
ADVANCED POWER TECHNOLOGY INC
filed 2001-11-13
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(541) 382-8028

(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares of the Registrant's Common Stock outstanding as of November 7, 2001 was 8,722,410 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share amounts)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,436	$25,326
Short-term investments	15,185	8,118
Accounts receivable, net of allowance of $85 (2001) and $120 (2000)	5,236	6,776
Inventories, net	9,185	6,814
Prepaid expenses and other current assets	1,895	1,799
Total current assets	48,937	48,833
Property and equipment, net of accumulated amortization and depreciation of $8,588 (2001) and $8,273 (2000)	5,260	4,367
Long-term investments	3,441	3,022
Other assets	1,164	1,091
Total assets	$58,802	$57,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,614	$4,385
Accrued expenses	1,540	1,402
Current portion of long–term debt	-	21
Current portion of capital lease obligations	71	80
Total current liabilities	4,225	5,888
Capital lease obligations, less current portion	77	130
Deferred gain on sale leaseback	164	177
Total liabilities	4,466	6,195

Stockholders' equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01, 19,000,000 shares authorized; 8,827,441 issued and 8,718,584 shares outstanding in 2001; 8,515,818 shares issued and 8,406,961 shares outstanding in 2000	88	85
Additional paid–in capital	67,323	66,826
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(207)	(330)
Accumulated other comprehensive income	151	64
Accumulated deficit	(11,319)	(13,827)
Total stockholders' equity	54,336	51,118
	$58,802	$57,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues, net	$6,838	$12,058	$31,522	$31,699
Cost of goods sold	5,529	7,233	20,747	19,746
Gross profit	1,309	4,825	10,775	11,953

Operating expenses:
Research and development	359	280	1,175	762
Selling, general and administrative	1,970	2,764	7,364	7,363
Total operating expenses	2,329	3,044	8,539	8,125
Income (loss) from operations	(1,020)	1,781	2,236	3,828
Other income (expense), net	237	(82)	1,347	(869)
Income (loss) before income tax expense	(783)	1,699	3,583	2,959
Income tax expense (benefit)	(366)	380	1,075	1,146
Net income (loss)	$(417)	$1,319	$2,508	$1,813

Net income (loss) per share:
Basic	$(0.05)	$0.19	$0.29	$0.32
Diluted	(0.05)	0.16	0.27	0.26
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	8,709	6,869	8,596	5,621
Diluted	8,709	8,155	9,277	6,925

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$2,508	$1,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870	1,002
Amortization of investment discount	21	-
Net gain on disposal of property and equipment	-	15
Non-cash income tax expense	-	1,124
Deferred gain on sale-leaseback	(13)	(8)
Non-cash interest expense		659
Amortization of deferred stock compensation	162	211
Changes in operating assets and liabilities:
Accounts receivable	1,491	(2,430)
Inventories	(2,406)	(586)
Prepaid expenses and other assets	(184)	(729)
Accounts payable and accrued expenses	(1,629)	1,877
Net cash provided by operating activities	820	2,948
Cash flows from investing activities:
Purchases of available-for-sale securities	(17,410)	(4,963)
Proceeds from sale of available-for-sale securities	10,033	-
Purchase of property and equipment	(1,763)	(2,032)
Net cash used in investing activities	(9,140)	(6,995)
Cash flows from financing activities:
Payments on lines of credit, net	-	(3,920)
Payments on capital lease obligations	(62)	(145)
Proceeds from issuance of long–term debt	-	775
Principal payments on long–term debt	(20)	(3,236)
Sale of common stock, net of issuance costs	-	38,365
Payment of note receivable from officers (1)	-	3,580
Proceeds from exercise of stock options	460	-
Net cash provided by financing activities	378	35,419
Effects of exchange rate changes on cash	52	(38)
Net change in cash and cash equivalents	(7,890)	31,334
Cash and cash equivalents at beginning of period	25,326	316
Cash and cash equivalents at end of period	$17,436	$31,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest:	$53	$563
Income taxes	1,223	357

Supplemental disclosure of noncash activities:
Tax benefit of warrants exercised		$380
Payment of note payable to Hamilton Sundstrand (1)		4,091
Payments received on note receivable recorded as additional paid in capital (1)		3,580
Issuance of warrants in connection with refinancing		460
Unrealized gain on short-term and long-term investments	$80	43

(1)  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Push Down Accounting"

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2000 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.  The financial information as of December 31, 2000 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

APT’s financial quarters are 13 week periods. The second quarter of 2001 ended on September 30 and the second quarter of 2000 ended on October 1.  For convenience, the third quarters of 2001 and 2000 are shown as ended on September 30.

Note 2.  COMPREHENSIVE INCOME

                  Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(417)	$1,319	$2,508	$1,813

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	54	8	7	33
Unrealized gain (loss) on available for sale securities	35	(43)	80	(43)
Comprehensive income (loss)	$(328)	$1,284	$2,595	$1,803

Note 3.  INVENTORIES, NET

	September 30, 2001	December 31, 2000
	(unaudited)

Raw materials	$1,535	$1,205
Work in process	5,101	4,114
Finished goods	3,448	2,170
	10,084	7,489
Valuation reserve	(899)	(675)
	$9,185	$6,814

Note 4.  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period. Incremental shares related to outstanding stock options and warrants of approximately 681,000 for the nine months ended September 30, 2001, and 1,286,000 and 1,304,000 for the three and nine months ended September, 2000, respectively, were included in the calculations of diluted net income per share for those periods.  Incremental shares related to outstanding stock options of 740,000 and 152,000 for the three and nine months ended September 30, 2001, respectively were excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This discussion and analysis is intended to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Results of Operations

                The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.9	60.0	65.8	62.3
Gross profit	19.1	40.0	34.2	37.7
Operating expenses:
Research and development	5.3	2.3	3.7	2.4
Selling, general and administrative	28.8	22.9	23.4	23.2
Total operating expenses	34.1	25.2	27.1	25.6
Income (loss) from operations	(15.0)	14.8	7.1	12.1
Other income (expense), net	3.5	(0.7)	4.3	(2.8)
Income (loss) before income tax expense	(11.5)	14.1	11.4	9.3
Income tax (benefit) expense	(5.4)	3.2	3.4	3.6
Net income (loss)	(6.1)%	10.9%	8.0%	5.7%

                Revenues.  Revenues for the third quarter of 2001 were $6.8 million, down 43.3 percent compared to $12.1 million in the third quarter of 2000 and down 40.7 percent sequentially from the $11.5 million recorded in the second quarter of 2001.  Approximately $2.0 million of the sequential decline in revenue was due to lower shipments to distributors as the company took proactive steps to align distributors’ inventories with reduced demand. Revenues to distributors declined 66.1 percent sequentially while revenues to OEM customers declined 31.5 percent sequentially.  We did observe a marked slow down toward the end of the quarter. However we have no specific and identified reason to believe that our financial results for the third quarter were materially impacted by the September 11th, 2001 terrorist action.

                While the company saw across the board weakness in the third quarter, we believe that the fundamental dynamics continue to be weakness in the communications and the semiconductor capital equipment markets and relative strength in the industrial, medical and military and aerospace markets. Based on identified customer demand for the fourth quarter of 2001, we expect our sales to the communications and the semiconductor capital equipment markets to decline year over year by approximately 14 percent and 38 percent, respectively, while our sales to the combined industrial, medical and military and aerospace markets are expected to grow by approximately 8 percent.

                During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met.   Included in revenues during the third quarter of 2000 was $220,000 of technology licensing revenue associated with our joint venture in China.  An immaterial amount of technology license revenue was included in revenues for the third quarter of 2001.

                Gross Profit.  Gross margin for the third quarter of 2001 was 19.1 percent compared to 40.0 percent for the third quarter of 2000 and 36.9 percent for the second quarter of 2001.  The decrease in gross margin was primarily due to significantly lower fixed cost absorption in the Company's internal manufacturing facilities, decreased utilization of lower-cost outside manufacturing subcontractors, non-quality related product returns from customers and increased inventory reserves of $241,000.

At the current revenue levels, the Company expects gross margins to continue to be significantly below prior year levels, due to the negative leverage associated with increased under-utilization of the Company’s in-house manufacturing capacity.  In addition, until orders increase significantly, the company will be unable to fully realize the benefits of its lower-cost third-party manufacturing partnerships. In the current uncertain environment the Company is taking actions to adjust production levels to reduced demand levels and to simultaneously reduce inventories even though this creates strong pressure on gross margin. Current fourth quarter projections are for the Company’s wafer fabrication operations to operate at approximately 24 percent of capacity and for purchases from wafer foundries to be down approximately 68 percent from their peak level.  The combination of these two factors is expected to cause gross margin in the fourth quarter to be in the mid teen range.

                Research and Development Expense.  Third quarter research and development expenses totaled $359,000 or 5.3 percent of revenues, compared to $280,000, or 2.3 percent of revenue in last year’s third quarter. Year-to-date, research and development expenses increased 54.2% to $1.18 million from $762,000 in the year ago period. In spite of the difficult market environment the Company has been accelerating its research and development programs leading to the introduction of new products.

                Selling, General and Administrative Expense.  Selling, general and administrative expenses totaled $1.97 million in the third quarter, or 28.8 percent of revenues, a 28.7 percent decrease compared to $2.76 million in last year’s comparable period and 26.2 percent below $2.67 million in the second quarter. The Company has instituted a number of expense and cost-reduction programs, including a reduction of employment, a wage freeze and graduated pay reductions for domestic salaried and hourly workers, and planned company-wide shutdowns.  The decrease in selling, general and administrative expenses in the third quarter of 2001, as compared to the third quarter of 2000, principally resulted from $222,000 of decreased payroll due to salary reductions and company shutdowns; $240,000 of decreased commissions on lower revenues; and lower overall spending levels pursuant to cost reduction initiatives currently in place. In addition to these decreases, goodwill amortization was $0 in the third quarter of 2001, compared to $67,000 in the third quarter of 2000. (See "Effects of Push Down Accounting" below.)

                Stock Compensation Expense.  Stock compensation expense includes costs relating to stock–based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $41,000 was recorded in the third quarter of 2001. Of this amount, $13,500 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $22,500 was recorded in selling, general and administrative expense. Stock compensation expense of $67,000 was recorded in the third quarter of 2000. Of this amount, $23,000 was recorded in cost of goods sold, $7,000 was recorded in research and development expense and $37,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of $41,000 in the fourth quarter of 2001.

                Other income (expense), net. Other income (expense), net, which includes interest expense, interest income and other expense, was $237,000 in the third quarter of 2001 and $(82,000) in the third quarter of 2000.  Included in other income (expense) in the third quarter of 2001 was $325,000 of interest income primarily earned on the investment of proceeds from our IPO in August 2000, compared to $0 interest income in the third quarter of 2000. Included in other income (expenses) in the third quarter of 2000 was $80,000 of interest expense principally composed of imputed interest related to the issuance of warrants to Advanced Energy Industries, Inc, interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by our six senior officers (see "Effects of Push Down Accounting” below) and other outstanding debt related to our operations, compared to an immaterial amount of interest expense in the third quarter of 2001.

                Income Tax Expense.  Our effective tax rate was approximately 30.0% in the first nine months of 2001.  We expect our annual effective tax rate will approximate 30% for 2001.  The effective tax rate in the first nine months of 2001 was lower than the federal statutory rate primarily due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The effective tax rate in the first nine months of 2000 was approximately 38.7%.  The effective tax rate in the first nine months of 2000 was higher than the federal statutory rate primarily due to permanent differences and was partially offset by the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The permanent differences in the first nine months of 2000 relate to interest expense on a $3.3 million note payable to Hamilton Sundstrand that was not deductible for tax purposes by us and interest income that was recognized for tax purposes on $3.1 million notes payable from our six senior officers, but not recorded on our consolidated financial statements.  Additionally, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes.  See "Effects of Push Down Accounting" below.

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

Liquidity and Capital Resources

In the first nine months of 2001, we generated approximately $820,000 from operating activities, primarily from net income of $2.5 million adjusted for depreciation and amortization of $870,000, a decrease in accounts receivable of  $1.5 million, partially offset by an increase in inventories of $2.4 million. Accounts receivable have declined and inventories have increased as a result of decreased sales in the third quarter of 2001.

                In the first nine months of 2001, we used approximately $9.1 million in investing activities, which consisted of the purchase of $17.4 million of available-for-sale securities and the purchase of $1.8 million of equipment, partially offset by proceeds from the sale of available-for-sale securities of $10.0 million. At September 30, 2001 we had capital expenditure commitments of approximately $302,000.

                In the first nine months of 2001, we generated approximately $378,000 from financing activities, which primarily consisted of net proceeds of $460,000 from the exercise of stock options.

                We had two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. The lines of credit were extended in May 2001 through the end of July 2001 and bore interest at prime plus 1.0% or 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under the lines of credit were subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. The lines of credit expired in July 2001. We expect to renew the lines of credit as the need arises.

                We believe our existing cash and cash equivalents and expected cash flow from operations will be sufficient to support our operating cash requirements for at least the next 12 months and the foreseeable future. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

None

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2001.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)