Form 10-K
period 2001-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2002-03-29
CIK 1114973

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16047

ADVANCED POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0875072 (I.R.S. Employer Identification Number)

405 SW Columbia Street, Bend, Oregon 97702
(Address of principal executive offices and zip code)

(541) 382-8028
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2002 was $73.2 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

        The number of shares of the Registrant's Common Stock outstanding as of March 8, 2002 was 10,302,159 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

ADVANCED POWER TECHNOLOGY, INC.
FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

        In this report the terms "APT," "we," "us," and "our" refer to Advanced Power Technology, Inc. We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of Radio Frequency (RF) products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

        To further our penetration in RF markets, in January 2002, we completed the acquisition of GHz Technology, Inc., which has a portfolio of products capable of frequencies ranging from 10 megahertz to 3.5 gigahertz and are primarily sold into applications such as avionics, radar, wireless communications and semiconductor capital equipment.

Industry and Market Overview

        We believe there are two significant factors driving the general demand for high performance power semiconductors:

  •
  Rapid proliferation of sophisticated electronics; and

  •
  Increasing need for higher power and more precisely regulated power quality in electronic equipment.

        The use of power semiconductors are becoming more pervasive in electronic devices to convert and control electricity that powers the device. As a result, the power semiconductor market is a large and growing segment of the semiconductor industry. The proliferation of consumer electronic devices, wireless communication, and mobile computing is driving demand for new generations of power semiconductors that are smaller, lighter and more efficient. At the same time, new applications in the areas of medical and industrial products are creating additional demand for more powerful and reliable power semiconductors.

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

        Older generations of solid state power switching devices have been used for the past 40 years. Bipolar transistors, which can handle large voltages and currents, are slow to switch on and off, and require complex external drive circuitry to provide the switching function. Power Metal Oxide Semiconductor Field Effect Transistors, or MOSFETs, which are controlled by electrical voltage rather than by current, were introduced approximately 20 years ago. Because they are voltage controlled, power MOSFETs provide for reduced complexity of drive circuitry. Power MOSFETs were originally very limited in the ranges of power that they could handle. Our power MOSFETs were developed to increase the power that could be switched by the device, while maintaining its advantage in speed of switching over bipolar transistors.

        The demand for power semiconductors is also expanding as a result of the proliferation of new technologies that require electricity and the increasing use of electrical processes and automation in industry to increase productivity. Sophisticated electronics are increasing their share of total electrical consumption. The increasing complexity and power requirements of electronic products, and the rapid increase in electronic features in communications equipment, consumer electronics and industrial processes all require more efficient power management.

Market Size and Trends

        The following data has been gathered from published sources that were not specifically prepared or approved for use in this report. Statistics published by the Semiconductor Industry Association report that while the worldwide market for all power semiconductors declined by 21% in 2001 to $8.3 billion from $10.5 billion in 2000, the projected market is $10.6 billion in 2004 representing a compound annual growth rate of 8.6% from 2001. Based on data from the Semiconductor Industry Association, we project that the worldwide markets we serve (radio frequency, or RF transistors, Power MOSFETs, Insulated Gate Bipolar Transistors, or IGBTs and high power rectifiers), which declined by 15% in 2001 following a 43% increase from 1999, will grow at a 8.9% compound annual growth rate from $5.6 billion in 2001 to $7.2 billion in 2004.

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

  •
  Demand for Semiconductor Capital Equipment. According to the Semiconductor Industry Association, the worldwide semiconductor market, which declined by 31% in 2001, is forecasted to grow substantially from $141 billion in 2001 to $218 billion in 2004, representing a compound annual growth rate of 16%. According to Dataquest research, sales for semiconductor capital equipment to produce these semiconductor devices are expected to grow at an average growth rate of 7% from 2001 through 2003. As semiconductor capital equipment becomes more sophisticated in areas such as thin film deposition and plasma etching, there is an increasing need for high power, high frequency semiconductors. However, the semiconductor industry has from time to time experienced depressed business conditions and has rapidly changed from periods of strong demand to periods of weak demand. Following record growth in 2000, the worldwide semiconductor market experienced record declines in demand for semiconductor capital equipment, which is expected to continue to depress our sales into this sector. We currently have limited visibility as to the duration of this slowing.

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

    A Power MOSFET is essentially a switch controlled by voltage applied at its gate. Power MOSFETs are used in combination with passive components to control electricity by switching on and off at very high speeds. Based on our original core technology, our MOSFET products include Power MOS IV® introduced in 1989, Power MOS V® introduced in 1997, Power MOS VI™ introduced in 1999 and Power MOS 7™ introduced in 2000. Each succeeding generation offers performance improvements over the preceding generation. Our products also include RF MOSFETs for applications with frequencies up to 100 megahertz. With the acquisition of GHz Technology, Inc., we have added valuable RF technology engineering expertise and manufacturing capability to our core capability in RF power transistors allowing APT to better serve its current markets and extending the range of APT products into the growing higher frequency markets.

    Our IGBTs and FREDs are derivative products of our core MOSFET technology. IGBTs are also switches and serve many of the same functions as Power MOSFETS. IGBTs can operate at higher currents and voltages but have a much slower switching speed than that of Power MOSFETS. FREDs are electronic components that conduct current in one direction and quickly switch from on to off. FREDs are typically used in conjunction with MOSFETs and IGBTs.

    Our RF MOSFETs, IGBTs and FREDs are often used as part of the same power conversion or control systems that use our Power MOSFETs. These derivative technologies and products share many of the same markets and customers with our core products, and we expect them to contribute to our growth.

    Our discrete power semiconductors are packaged either in plastic molded packages or hermetically sealed metal cans. Our plastic packaged products represent the majority of our unit volumes. Our hermetic products are typically used in high reliability applications, serving the military and aerospace markets, although there is a trend in these markets toward using plastic products that are more cost effective. As a result, some of our plastic products have been successfully used in aerospace applications including the International Space Station.

  •
  Application Specific Power Modules. ASPMs combine power semiconductors with other power management components in integrated modules that improve efficiency, provide a cost-effective solution and enable customers to introduce new products more quickly. We produce most of the power semiconductors used in our ASPMs, however we do purchase specific components from other parties which complement our over all designs. Our ASPMs cover a wide range of integration and complexity, from relatively simple functions integrating less than ten components to fully integrated functions integrating more than 500 components in a single power module. Many of our ASPM customers also buy our discrete products.

Research and Development

        Our research and development efforts focus on improving our core technology and the products derived from it. Over the past several years we introduced new and significantly improved versions of our core switching MOSFET technology—Power MOS V® in 1997, next generation Power MOS VI™, and Power MOS 7™ with further performance enhancements in 2001. Succeeding generations of switching power MOSFET technologies for further product performance enhancements are currently in development.

        Our research and development engineers work closely with our product and manufacturing engineers to continually improve our products and our core technology. We focus on internal improvements in our technology (such as reducing feature size) to improve the efficiency and speed of our products, and on incorporating outside technological advances, for example in packaging processes and materials, to ensure that our products remain leading edge. We also spend significant engineering time modifying our core products in order to address specific customers or market needs. Our discrete semiconductor research and development activities take place at our Bend, Oregon facility. ASPM research and development activity takes place at our Bordeaux, France facility. We incurred expenses of $1.8 million, $1.1 million, $883,000 in 2001, 2000, and 1999, respectively, for research and development. Prior to our IPO in August 2000, capital constraints have required us to focus our research and development activity almost exclusively on enhancing and protecting our core technology. We increased our research and development investments in 2001 to accelerate the development of our core technology and to further expand into growing areas such as power semiconductors for RF applications.

Customers

        In 2001, we sold our products to over 1,000 customers worldwide through a network of independent sales representatives and distributors, managed by our sales staff. We sell our products primarily in North America, Europe, and Asia. In 2001, approximately 53% of our revenues were from sales to customers in the United States, 30% from customers in Europe, and 17% from customers in Asia.

        We sell our products both to original equipment manufacturers, or OEMs, and through distributors. In 2001, approximately 80% of our net sales were to OEMs, and 20% were to distributors. Sales to our five largest customers accounted for 38%, 48%, and 41% of our net sales in 2001, 2000, and 1999, respectively. Advanced Energy Industries, Inc. accounted for approximately 11% of our net sales in 2001, 17% of our net sales in 2000, and 15% of our net sales in 1999. No other customer exceeded 10% of our net sales during these periods. We provide our customers a 12-month repair or replacement warranty.

Sales, Marketing and Distribution

        The principal end-user markets for our products are communications and Internet infrastructure, semiconductor capital equipment, industrial, medical, and military and aerospace. Our largest volume OEM customers include Advanced Energy Industries, Inc., Emerson Energy Systems AB, and Fronius International GmBH. Our leading distributor is Richardson Electronics Ltd. Power semiconductors are typically critical to the performance of our customers' end products, and we therefore work closely with a number of our large OEM customers in the design phase of their products to ensure that we can meet their performance requirements. Once our products have been designed into end products, they tend to be used through the lifecycle of these end products.

        Our internal sales organization consists of four regional sales managers who work under the supervision of the vice president of sales. There is one sales manager for each of Europe and Asia, and two for North America. Each regional sales manager directs the sales efforts of the independent manufacturers' representatives and independent distributors in his or her region. We currently have 33 independent manufacturers' representatives, whose primary focus is developing and servicing major OEM accounts.

        We use independent distributors to develop and service our smaller volume accounts worldwide. We have five national distributors in North America, and 14 single country distributors who cover Western Europe and Asia. In 1998, we entered into a strategic agreement with Richardson Electronics, a worldwide distributor, under which they stock significant quantities of our most popular products. This arrangement has enhanced our ability to meet the needs of our smaller volume customers and permitted increased sales to large manufacturing customers by freeing up sales and support resources. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon 30 days notice. We closely monitor inventory levels at our key distributors on a monthly basis.

        Our application engineering, product engineering and product marketing organizations provide technical support for the sales force. We employ eight engineers in these organizations, as well as support staff. Customer service for all of our accounts is handled by our customer service organizations in Bend, Oregon and Bordeaux, France. In connection with our acquisition of GHz Technology, Inc., in January 2002, we have added an additional nine engineers in these organizations. Our website gives our customers access to information about us and our products, enables them to request quotations or technical assistance and provides links to our local sales channels worldwide.

Manufacturing and Facilities

        The silicon for our products is manufactured in our Bend, Oregon facilities and by Infineon Technologies at its facility in Austria under a wafer foundry agreement. We use subcontractors in the Philippines and Taiwan to package and test our plastic discrete products. We manufacture and assemble all of our discrete hermetic packages in Bend. Application Specific Power Modules, or ASPMs are manufactured at our facility in Bordeaux, France, Bend, Oregon as well as at one of our subcontractor's facilities in the Philippines. The decision of where to manufacture the ASPMs is based on the complexity of the product, the geographic location of the customer, and other factors.

        Our current manufacturing strategy is to expand our use of external subcontractors for the manufacture of our highest volume products. We selected Infineon Technologies as our foundry partner for its ability to process more cost effective six-inch wafers in its state-of-the-art manufacturing facility and for their familiarity with power semiconductors in general. Our agreement with Infineon extends indefinitely and requires a two year notice of termination. In addition, in 2001 in order to provide for additional capacity and capability for silicon manufacture we signed a foundry agreement with a foundry located in Taiwan.

        During 2001, internal production levels were decreased significantly in an effort to control expenses and inventory levels due to lower demand for our products. By the fourth quarter of 2001, utilization of our internal wafer fabrication facility was approximately 25%. The Company has implemented two permanent reductions in force affecting 19 and 17 production personnel in September 2001 and February 2002, respectively. The Company's internal wafer fabrication facility has been sized to support technologies not conducive to outside foundries, custom proprietary products, quick turns, and research and development efforts. The Company will predominantly rely on cost effective wafer processing subcontractors to support future growth.

        We have agreements with Team Pacific and PSI Technologies, subcontractors in the Philippines for assembly and testing of most of our plastic encapsulated discrete products. Our agreements extend through 2002 and 2003 with PSI Technologies and Team Pacific, respectively. Our subcontractors currently test a portion of the products that they manufacture for us. Many of the discrete power semiconductors are returned to our Bend facility for further testing prior to shipment to customers. We plan to move more of the testing operations to these subcontractors, which will permit direct shipment from the subcontractors to our customers. We expect this to reduce our manufacturing costs and production cycle times.

        Our ASPM manufacturing techniques utilize a wide variety of processes and equipment, which allow us to design and produce products of varying complexity for a number of different applications. Our ASPM manufacturing strategy includes the assembly and testing of certain niche products at our Bend facility, and the assembly and testing of certain high volume products at our subcontractor in the Philippines. We intend to continue manufacturing low to medium volume and medium to high complexity ASPMs at our facility in Bordeaux.

        Our manufacturing processes emphasize quality and reliability, and involve testing at various stages of the manufacturing process. We test 100% of our products. Our Bend facility is certified to IS0-9001 standards and to U.S. military specifications.

Competition

        We encounter varying degrees of competition for our products, depending on the nature of the product and the particular market served. Generally, the power semiconductor industry is highly competitive and subject to price erosion, and many of our competitors are larger companies with greater financial resources. There are a number of companies that manufacture products that compete directly with our products. Our principal competitors include International Rectifier, IXYS, STMicroelectronics and Fairchild Semiconductor.

        We believe that the primary elements of competition in our markets are product features and performance, quality, reliability, technical support, breadth of product line, competitive pricing and customer service and support. We believe that our proprietary design makes our products more efficient and allows them to operate at higher powers and frequencies than those of our competitors, allowing us to compete effectively in our markets.

Intellectual Property Matters

        We have received 16 U.S. patents and 20 foreign patents and have applications pending for five additional U.S. and four foreign patents on different aspects of our core technology. We rely on these patents, trade secret and other intellectual property laws, as well as confidentiality and intellectual property assignment agreements with our employees in Bend, Oregon to protect our proprietary rights. We regard certain of our processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We have also registered trademarks for Power MOS IV® and Power MOS V®. We have trademark applications pending for Power MOS VI™ and Power MOS 7™.

        We have licensed portions of our intellectual property for commercialization in certain foreign markets. In 1990, we entered into two non-exclusive, non-transferable licenses and technology transfer agreements for the manufacture of our products in Japan. In 1991, we entered into a similar arrangement with a manufacturer in the United Kingdom for sales in Europe only. Each of these agreements resulted in one-time payments to us and entitles us to certain royalties over the life of the licenses. To date, on going royalties from these licensing arrangements have not been material. In April of 2000 we entered into a joint venture agreement in China, which includes a license and technology transfer agreement for our Power MOS V® and Power MOS VI™ technology, in exchange for cash payments totaling $1.5 million over two to three years and a 25% share in the equity ownership of the joint venture. (See Note 1c of Notes to Consolidated Financial Statements.) We believe that these arrangements will enhance our access to key markets in Asia and Europe.

Employees

        At December 31, 2001, we had 197 employees. Of these, 161 were at our facilities in Bend, Oregon, 35 were at our facility in Bordeaux, France, and one was located in Boston, Massachusetts. Our continued success depends heavily on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union. In connection with our acquisition of GHz Technology, Inc., in January 2002, we have added an additional 59 employees, all located in the United States.

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

ITEM 2. PROPERTIES.

        We lease a 41,000 square foot building in Bend where our internal wafer fab is located, as well as our engineering and research and development organization. We manufacture four-inch wafers in this facility. We lease an 18,000 square foot building in Bend that houses some of our administrative functions, as well as some assembly, testing and shipping, and 4,125 square feet in an additional building in Bend, which houses additional administrative functions. We lease a 10,250 square foot facility in Bordeaux that houses our ASPM manufacturing, shipping and warehousing functions, as well as the administrative and product development staff for our European operation. In connection with our acquisition of GHz Technology, Inc. in January 2002, we assumed leases for a 9,850 square foot building for semiconductor manufacturing, shipping and warehousing, and research and development, and a 5,000 square feet building for administrative functions. Both buildings are located in Santa Clara, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We did not submit any matters to a vote of our stockholders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS.

        Our common stock is traded on the Nasdaq National Market under the symbol "APTI." Our common stock began trading on August 8, 2000. The high and low sales prices as reported on the Nasdaq National Market for the period from August 8, 2000 to December 31, 2001 were as follows:

	High	Low
Fiscal year 2001
Quarter 4	$11.85	$6.50
Quarter 3	15.25	9.45
Quarter 2	18.00	9.13
Quarter 1	21.00	8.50
Fiscal year 2000
Quarter 4	40.88	11.25
Quarter 3 (since August 8, 2000)	49.63	15.50

        As of March 8, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $12.44 per share. As of March 8, 2002, there were approximately 113 stockholders of record and approximately 3,300 beneficial stockholders of our common stock.

        We have not declared or paid any cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business.

ITEM 6. SELECTED FINANCIAL DATA.

	APT (1)				Predecessor Company (1)
	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues, net	$36,855	$44,168	$27,461	$24,851	$25,732
Gross profit	11,832	17,455	9,461	6,412	8,452
Net income (loss)	1,796	3,759	(175)	(1,656)	(379)
Basic net income (loss) per share	$0.21	$0.59	$(0.04)	$(0.33)	$(0.08)
Diluted net income (loss) per share	$0.19	$0.50	$(0.04)	$(0.33)	$(0.08)
Consolidated Balance Sheet Data:
Working capital	$45,508	$42,945	$(1,803)	$515	$2,710
Total assets	58,075	57,313	14,184	14,200	14,115
Long-term obligations, less current portion	58	130	3,525	6,148	1,933
Stockholders' equity (deficit)	53,948	51,118	(2,475)	(2,451)	3,710

(1)
In September 1995, six of our senior officers purchased a controlling 51% interest in APT, of which approximately $3.3 million was funded with a note payable to Hamilton Sundstrand, the seller. In January 1998, these same officers purchased the remaining interest in APT, of which approximately $3.0 million was funded with a note payable to APT. In accordance with purchase accounting and push down accounting rules, we were required to establish a new cost basis for our assets and liabilities in January 1998 based on these purchase transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Effects of Push Down Accounting."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

Overview

        We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of Radio Frequency (RF) products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

        To further our penetration in RF markets, in January 2002, we completed the acquisition of GHz Technology, Inc., which has a portfolio of products capable of frequencies ranging from 10 megahertz to 3.5 gigahertz and are primarily sold into applications such as avionics, radar, wireless communications and semiconductor capital equipment. The acquisition will be recorded as a purchase transaction and we will record a one-time charge for purchased in-process research and development expenses in the first quarter of 2002. We will also incur ongoing acquisition related expenses for amortization of intangible assets.

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

        The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

Critical Accounting Policies and Estimates

        Advanced Power Technology's discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires APT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, APT evaluates its estimates, including those related to product returns and warranty obligations, bad debts, inventories, investments, income taxes, excess component order cancellation costs, and contingencies and litigation. APT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        APT believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  •
  APT maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  APT provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, APT's warranty obligation is affected by product non-conformance rates, material usage and service delivery costs incurred in correcting a product non-conformance. Should actual product non-conformance rates, material usage or service delivery costs differ from APT's estimates, revisions to the estimated warranty liability would be required.

  •
  APT writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  •
  APT records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  •
  APT records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While APT has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event APT were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should APT determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Years Ended December 31,
	2001	2000	1999
Revenues, net	100.0%	100.0%	100.0%
Cost of goods sold	67.9	60.5	65.5

Gross profit	32.1	39.5	34.5
Operating expenses:
Research and development	4.9	2.5	3.2
Selling, general and administrative	25.1	22.5	26.7

Total operating expenses	30.0	25.0	29.9

Income from operations	2.1	14.5	4.6
Other income (expense):
Interest expense	(.1)	(2.8)	(4.8)
Interest income	4.4	2.1	—
Other, net	0.0	(0.2)	0.3

Income before income taxes	6.4	13.6	0.1
Income tax expense	1.5	5.1	0.7

Net income (loss)	4.9%	8.5%	(0.6)%

Years Ended December 31, 2001 and 2000

        Revenues.    Our net revenues were $36.9 million in 2001, a decrease of 16.6% from net revenues of $44.2 million in 2000. The decrease in net revenues in 2001 resulted from significantly lower sales volumes to our customers in the communications and semiconductor capital equipment markets, which declined 19.6% and 39.5%, respectively from 2000. Both of these markets experienced rapid and significant decreases during 2001 as demand from end customers for semiconductor equipment and telecommunications equipment dropped. However, we experienced relative stability in the industrial, medical and military markets, which combined grew 8.3% from 2000. The fundamental dynamics continue to be relative weakness in the communications and semiconductor capital equipment markets and stability in the industrial, medical, and military and aerospace markets as well as sales to distribution. Although we have recently experienced improved short term customer demand and fewer order cancellations, we currently have limited visibility from our customers.

        During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. The $1.5 million is being recognized as revenue as specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. Included in revenues in 2000 was $440,000 of technology licensing revenue associated with our joint venture in China. There were no revenues recognized from the agreement during 2001.

        Gross Profit.    Our gross profit margin was 32.1% in 2001 compared to 39.5% in 2000. The decrease in gross profit margin in 2001 was primarily due to significantly lower fixed cost absorption in the Company's internal manufacturing facilities, higher levels of non-quality related product returns, and increased inventory reserves.

        Due to the rapid and significant drop in demand for our products as noted above, management took direct action to adjust production levels and control inventory. Temporary plant shutdowns were implemented in the third and fourth quarters of 2001. These shutdowns required employees to take time off without pay or use accrued vacation balances. In addition, during the fourth quarter, production crews were put on half schedules. These shutdowns did not involve permanent plant closures or reductions in staff.

        However, in addition to the temporary shutdowns described above, permanent work force reductions were also made. The permanent reductions in production personnel were 19 employees in September 2001 and an additional 17 in February 2002. There were no material severance costs associated with either of these workforce reductions and therefore no restructuring accruals or charges were taken. Orders to our manufacturing subcontractors were also decreased. The overall result of these actions was to lower wafer production levels by approximately 40% in the second half of 2001 versus levels in the first half of 2001. The lower internal production levels contributed to lower fixed cost absorption and deteriorated our margin by approximately 6%.

        In addition, we had higher levels of non-quality related product returns due to stock rotation rights given to our distributors and some customer returns of excess inventory that bore a high standard margin. Overall, product returns were approximately 11% in the second half of 2001 versus 3% in the first half of 2001 and 2% in 2000. During 2001 we also increased inventory reserves due to higher estimates of excess inventories on hand. We increased reserves in the third and fourth quarter of 2001 by $471,000 and in total by $582,000 for 2001 versus $207,000 in 2000. Finally, gross profit in 2000 included $440,000 related to the technology licensing revenue associated with our joint venture in China, while in 2001 we had no revenues from the joint venture. (See "Revenues" above.)

        Research and Development Expense.    Our research and development expenses were $1.8 million in 2001, an increase of 65% from research and development expenses of $1.1 million in 2000. The increase in research and development expenses in 2001 primarily resulted from increased spending on supplies and materials used in research and development projects. As a percent of net revenues, research and development expense increased to 4.9% in 2001 from 2.5% in 2000, due to both increased spending and lower revenues in 2001. Our research and development efforts are focused on the advancement of our core technologies, as evidenced by the deployment of a large number of products based on our Power MOS 7™ technology in 2001, and the development and introduction of new products in derivative and radio frequency technologies.

        Selling, General and Administrative Expense.    Our selling, general and administrative expenses were $9.3 million in 2001, a decrease of 6.9% from selling, general and administrative expenses of $10.0 million in the 2000. The decrease in selling, general and administrative expenses in 2001 principally resulted from $492,000 of decreased commissions on lower revenues; $122,000 of lower salaries due to graduated pay reductions and temporary company shutdowns; and overall reduced discretionary spending in the current market environment. As mentioned above, the Company implemented temporary shutdowns in the third and fourth quarter of 2001 as well as a permanent reduction in force that affected three administrative employees. In addition, in 2001 the Company implemented graduated pay reductions applied to all domestic employees beginning in the third quarter that were increased in the fourth quarter and remain in effect until the market environment and revenues improve. As a result of the pay reductions, shutdowns, and work force reductions, the payroll expenses were reduced by 20% on an annualized basis from the payroll levels in the first half of 2001. Selling, general and administrative expenses also include amortization of goodwill of $262,000 in 2000 versus none in 2001, related to the purchase of APT by six of our senior officers. (See "Effects of Push Down Accounting" below.) As a percent of net revenues, selling, general and administrative expense increased to 25.1% in 2001 from 22.5% in 2000, primarily due to the decrease in net revenues.

        Stock Compensation Expense.    Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $203,000 was recorded in 2001 versus $277,000 in 2000. Of this amount, $54,000 was recorded in cost of goods sold, $21,000 was recorded in research and development expense and $129,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of approximately $101,000 in 2002.

        Interest Income (Expense).    Interest expense decreased to $55,000 in 2001 from $1.2 million in 2000. The decrease in interest expense in 2001 was principally a result of the reduction of outstanding debt from the application of proceeds from our IPO in early August 2000. See "Overview" above. We had interest income of $1.7 million in 2001 an increase from $938,000 in 2000, nearly all of which we earned on the investment of proceeds from our IPO in August 2000.

        Income Taxes.    Our effective tax rate was approximately 24% in 2001 compared to 37% in 2000. The effective tax rate in 2001 was lower than the federal statutory rate primarily due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards. The effective tax rate in 2000 was higher than the federal statutory rate primarily due to state taxes and other permanent differences and was partially offset by the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards. The permanent differences in 2000 relate to interest expense on a $3.3 million note payable to Hamilton Sundstrand that was not deductible for tax purposes by us and interest income that was recognized for tax purposes on the $3.1 million notes payable from six of our senior officers, but not recorded on our consolidated financial statements. Additionally, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes. See "Effects of Push Down Accounting" below.

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

        Selling, General and Administrative Expense.    Our selling, general and administrative expenses were $10.0 million in 2000, an increase of 36.0% from selling, general and administrative expenses of $7.3 million in the 1999. The increase in selling, general and administrative expenses in 2000 principally resulted from $987,000 of increased commissions on higher revenues; $817,000 of increased payroll from bonuses based on operating results, the elimination of salary decreases in effect in 1999 and to a lesser extent additional personnel; $176,000 of increased depreciation on computer systems; $150,000 of stock compensation expense (see "Stock Compensation Expense" below); and general increases related to the growth of our business. Selling, general and administrative expenses also include amortization of goodwill of $262,000 in 2000 and $363,000 in 1999, related to the purchase of APT by six of our senior officers. (See "Effects of Push Down Accounting" below.) As a percent of net revenues, selling, general and administrative expense decreased to 22.5% in 2000 from 26.7% in 1999, primarily due to the increase in net revenues.

        Stock Compensation Expense.    Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $277,000 was recorded in 2000. Of this amount, $98,000 was recorded in cost of goods sold, $29,000 was recorded in research and development expense and $150,000 was recorded in selling, general and administrative expense. We recorded stock compensation expense of $203,000 in 2001.

        Interest Expense.    Interest expense decreased to $1.2 million in 2000 from $1.3 million in 1999. The decrease in interest expense in 2000 was principally a result of the reduction of outstanding debt from the application of proceeds from our IPO in early August 2000. See "Overview" above. The decrease in interest expense in 2000 was partially offset by $460,000 of imputed interest related to the issuance of warrants to Advanced Energy Industries, Inc. to purchase shares of our common stock in return for a renewal of their loan guaranty. Interest expense also included interest expense related to the $3.3 million note payable to Hamilton Sundstrand for the purchase of APT by six of our senior officers and other outstanding debt related to our operations. See "Effects of Push Down Accounting" below.

        Interest Income.    We had interest income of $938,000 in 2000, nearly all of which we earned on the investment of proceeds from our IPO in August 2000. We had no material interest income in 1999.

        Income Taxes.    Our effective tax rate was approximately 37% in 2000 compared to 800% in 1999. Absent the impact of push down accounting, our effective tax rate would have been approximately 34% in 2000. The effective tax rate was increased by permanent differences such as nondeductible expenses and was decreased by the benefit of a decrease in the valuation allowance on the foreign net operating losses. Due to the effects of push down accounting, the $3.3 million note payable to Hamilton Sundstrand resulted in an increase in the effective tax rate since the interest on that note was not deductible by us for tax purposes. In addition, interest income was recognized for tax purposes on the $3.1 million notes payable from six of our senior officers, but no interest income was recorded on those notes on our consolidated financial statements. Furthermore, goodwill amortization related to the purchase transactions increased the effective tax rate because the amortization was not deductible for tax purposes.

Effects of Push Down Accounting

        In September 1995, six of our senior officers purchased a controlling 51% interest in APT for approximately $3.6 million, of which approximately $3.3 million was funded with a note payable to Hamilton Sundstrand, the seller, and the balance was funded from the personal assets of these officers. In January 1998, these same officers purchased the remaining interest in APT for approximately $2.5 million. We loaned these six senior officers $3.0 million, an amount sufficient to purchase the remaining 49% interest and to pay interest on the note owed to Hamilton Sundstrand. In addition, we loaned $100,000 to the six senior officers in 1999 to pay interest on the Hamilton Sundstrand note. In accordance with purchase accounting and push down accounting rules, we were required to establish a new cost basis for our assets and liabilities in January 1998, based on these purchase transactions and to reflect that basis in our consolidated financial statements. The effects of applying push down accounting to our accompanying consolidated financial statements were as follows:

  •
  In 1998, we recorded the $3.3 million note payable to Hamilton Sundstrand related to the 1995 purchase as long-term debt on our consolidated balance sheet and we have included corresponding interest expense in our consolidated statements of operations. In August 2000, six of our senior officers used a portion of their proceeds from the sale of shares of common stock in our IPO to repay the $3.3 million note payable and accrued interest of $771,000 to Hamilton Sundstrand, which eliminates our interest expense related to this debt going forward.

  •
  The $3.1 million in notes payable to APT and accrued interest related to the 1998 purchase was not recorded as a liability on our consolidated balance sheet, but was reflected as a reduction to stockholders' equity (deficit). In August 2000, six of our senior officers used a portion of their proceeds from the sale of shares of common stock in our IPO to repay the $3.1 million notes payable and accrued interest of $481,000 to APT, which increased our stockholders' equity (deficit).

  •
  We accounted for the purchase of APT by six of our senior officers using the purchase method of accounting, which required that the purchase price be allocated to the net assets acquired based on the relative fair value of assets acquired. The amount of the purchase price in excess of the fair value of the net assets acquired was classified as goodwill. We recorded approximately $983,000 of goodwill related to the purchase transactions. Goodwill amortization is included in selling, general and administrative expense in our consolidated statements of operations. As of December 31, 2000, goodwill associated with the purchase transactions was fully amortized.

Liquidity and Capital Resources

        In 2001, we generated approximately $1.1 million from operating activities, primarily from net income of $1.8 million adjusted for depreciation and amortization of $1.2 million and a decrease in accounts receivable of $3.2 million, offset by an increase in inventory of $3.1 million, an increase in prepaid expenses and other assets of $1.7 million and a decrease in accounts payable of $1.7 million. Accounts receivable declined and inventory increased as a result of slowing sales during 2001. Management took actions as described above in "Gross Profit" to control inventory levels and reduce spending.

        In 2001, we used approximately $10.7 million in investing activities, which consisted of the purchase of $21.2 million of available-for-sale securities offset by $13.5 million of proceeds from sales and maturities of available-for-sale securities and the purchase of $2.3 million of equipment. At December 31, 2001, we had capital expenditure commitments of approximately $83,000.

        In 2001, we generated approximately $375,000 in financing activities, which primarily consisted of net proceeds of $474,000 from the exercise of stock options.

        We had two lines of credit with a bank for up to a total of $6.0 million to provide funds for our continuing operations. The lines of credit were extended in May 2001 through the end of July 2001 and bore interest at prime plus at prime plus 1.0% or 1.25% based on the ratio of debt to equity and are secured by accounts receivable and inventories. Borrowings under our lines of credit were subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. The lines of credit were allowed to expire in July 2001. We expect to renew the lines of credit as the need arises.

        As of December 31, 2001, principal commitments consisted of obligations under operating leases as outlined in Part I, Item 2, Properties and in footnote five to the financial statements. On January 25, 2002 APT completed the acquisition of the business and assets of GHz Technology, Inc., which included approximately $7.9 million of cash. APT purchased all of the outstanding shares of GHz common and preferred stock for approximately $13.5 million in cash and 1.5 million shares of APT common stock, valued at $10.65 per share based on the average market price at the time of the deal. In connection with the acquisition, the Company has assumed two leases for approximately 14,500 square feet for production and administrative buildings located in Santa Clara, California. These lease agreements expire in 2005 and 2006. Annual lease costs related to these agreements will be approximately $1,007,000, $1,044,000, $1,083,000, $1,071,000, and $503,000 in 2002 through 2006, respectively.

        APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of December 31, 2001, APT had $35.7 million in cash and cash equivalents and available-for-sale securities. APT's investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT's ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described below. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

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

        We are increasingly more reliant on third party subcontractors in Europe and Asia for manufacturing, assembly and packaging of most of our products. We have entered into a wafer foundry agreement with Infineon Technologies, an outside foundry located in Europe, which currently provides a significant percentage of our wafers. In addition, during 2001 we signed a wafer foundry agreement with Episil Technologies, located in Taiwan. We also rely on agreements with Team Pacific and PSI Technologies, subcontractors in the Philippines, for assembly and packaging of most of our products. Our agreement with Team Pacific extends through January 2003, and requires Team Pacific to assemble all products we send them, based on rolling periodic forecasts. Our agreement with PSI Technologies extends through 2002. Our agreement with Infineon extends indefinitely and requires a two-year notice of termination. Our agreement with Episil Technologies extends indefinitely and requires a one-year notice of termination. Disruption or termination of these arrangements could harm our business and operating results. Political instability, labor disputes or natural disasters could disrupt the operations of our subcontractors. If any of our subcontractors experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results would suffer until alternate subcontractors, if any, become available. Our subcontractors may not be able to maintain the technological capability to meet our future needs. In addition, our subcontractors also manufacture and package products for our competitors, and there is a risk that our subcontractors could allocate less of their production capacity and resources to our needs.

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

        The power semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the power semiconductor market include:

  •
  product features and performance;

  •
  product quality;

  •
  product reliability;

  •
  technical knowledge;

  •
  breadth of product line;

  •
  competitive pricing; and

  •
  customer service and support.

        Because the market for power semiconductors is diverse and highly fragmented, we encounter different competitors in our various product markets. Our principal competitors in one or more of our product areas include International Rectifier, IXYS, ST Microelectronics, and Fairchild Semiconductor. Many of our competitors have substantially greater technical, financial and marketing resources and greater name recognition than we do. We expect intensified competition from existing power semiconductor suppliers and the possible entry of new competitors. Increased competition could harm our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not harm our financial condition or our operating results. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could harm our business and our financial condition.

Our financial results would be harmed if we were to lose one of our major customers or key distributors.

        Several of our major customers account for a significant portion of our net sales each year. During 2001, our top five customers accounted for 38% of our net sales, and one customer, Advanced Energy Industries, Inc. accounted for 11% of our net sales. If we lost Advanced Energy Industries, Inc. or one of our other major customers, or if one of them reduced or canceled significant orders, our net income and operating results could be harmed. Richardson Electronics serves as a significant distributor of our products. If this relationship were discontinued, or if Richardson Electronics should fail to provide adequate service to our customers, we could lose sales and our operating results would suffer.

If we fail to manage our growth effectively, we may lose business and experience reduced profitability.

        We have at times experienced periods of rapid revenue growth, and we anticipate future growth if demand increases in the markets for our products. To manage this growth successfully, we will need to manage increased production requirements, attract, retain and train new employees and management, improve our operational and administrative systems, and manage multiple relationships with customers and suppliers. We may be unable to accomplish any of these requirements, and our failure to do so would harm our operating results.

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

        In 2001, approximately 47% of our revenues were from sales to customers located outside of the U.S. We are vulnerable to risks associated with doing business in foreign countries, including tariffs, quotas, taxes and other market barriers, political and economic instability, currency fluctuations and difficulties in staffing and management of overseas operations. In addition, we have supply agreements, assembly agreements, and other relationships with foreign companies that are subject to similar risks.

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

Six members of management, as a group, own a significant interest in our common stock.

        Six members of our senior management own approximately 43% of our outstanding shares of common stock, after the issuance of 1.5 million shares for the acquisition of GHz Technology Inc. As a result, these members of management exercise significant control over all matters requiring stockholder approval. The concentrated holdings of management may result in a delay of, or serve as a deterrent to, possible changes in control of APT, which may reduce the market price of our common stock.

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
                FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders.

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
2.1
Agreement and Plan of Merger dates as of December 6, 2001, among Advanced Power Technology, Inc., a Delaware corporation ("Parent"), GHz Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and GHz Technology, Inc. a California corporation (the "Company"), incorporated by reference to Exhibits to the 8K filed January 25, 2002.
2.2
Amendment to Agreement and Plan of Merger dated as of January 10, 2002 among Advanced Power Technology, Inc. a Delaware corporation, ("Parent"), GHz Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and GHz Technology, Inc. a California corporation (the "Company"), incorporated by reference to Exhibits to the 8K filed January 25, 2002
3.1
Amended and Restated Certificate and Articles of Incorporation, incorporated by reference to Exhibits the Company's Registration Statement on Form S-1, as amended, effective August 8, 2000, Registration No. 333-38418, ("the S-1")
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibits to the S-1
4.2	Lockup Agreement dated January 1, 2001, incorporated by reference to Exhibits to the 2000 10-K filed March 21, 2001
4.3
Registration Rights Agreement by and among Advanced Power Technology, Inc., a Delaware corporation, and the investors listed on Exhibit A, thereto, incorporated by reference to Exhibits to the 8K filed January 25, 2002

4.4
Escrow Agreement by and among Advanced Power Technology, Inc., a Delaware corporation ("APT"), GHz Technology, Inc., a Delaware corporation ("GHz"), Frank Schneider, solely in his capacity as Shareholder Representative ("Shareholder Representative"), and Silicon Valley Bank (the "Escrow Agent"), incorporated by reference to Exhibits to the 8K filed January 25, 2002
4.5	Form of Common Stock Purchase Warrant between Advanced Power Technology, Inc. and Mark Gates, incorporated by reference to Exhibits to the 8K filed January 25, 2002
5.1	Opinion of Davis Wright Tremaine as to the legality of securities being registered through this Registration Statement, incorporated by reference to the Exhibits of the S-8A filed January 25, 2002.
10.1*	Stock Option Plan dated December 31, 1995, as amended, incorporated by reference to Exhibits to the S-1
10.2*	Employment Agreement: Patrick P.H. Sireta, incorporated by reference to Exhibits to the S-1
10.3*	Employment Agreement: Russell J. Crecraft, incorporated by reference to Exhibits to the S-1
10.4*	Employment Agreement: Greg M. Haugen, incorporated by reference to Exhibits to the S-1
10.5*	Employment Agreement: John I. Hess, incorporated by reference to Exhibits to the S-1
10.6*	Employment Agreement: Thomas A. Loder, incorporated by reference to Exhibits to the S-1
10.7*	Employment Agreement: Dah Wen Tsang, incorporated by reference to Exhibits to the S-1
10.8	Lease Agreement between Shevlin No. One and Advanced Power Technology, Inc. dated as of March 6, 1996, as amended, incorporated by reference to Exhibits to the S-1
10.9	Commercial Lease between Glassow Ventures, L.L.C. and Advanced Power Technology, Inc. dated March 6, 1996, incorporated by reference to Exhibits to the S-1
10.10†	North America Distributor Agreement between Richardson Electronics, Ltd. and Advanced Power Technology, Inc. dated as of April 1, 1997, incorporated by reference to Exhibits to the S-1
10.11†	Manufacturing Agreement by and between Siemens AG and Advanced Power Technology, Inc. dated October 14, 1997, incorporated by reference to Exhibits to the S-1
10.12†
Agreement for Wafer Production and Testing by and between Advanced Power Technology, Inc. and Siemens Aktiengesellschaft dated February 11, 1998, as amended, incorporated by reference to Exhibits to the S-1
10.13†	Document of Understanding between Advanced Energy Industries, Inc. and Advanced Power Technology, Inc. dated August 14, 1998, as amended, incorporated by reference to Exhibits to the S-1
10.14†	Supply Contract between Wacker Siltronic Corporation and Advanced Power Technology, Inc. dated December 17, 1998, incorporated by reference to Exhibits to the S-1
10.15†
Master Agreement by and between Liaoning Heahai Power Electronics Co. Ltd., Advanced Power Technology, Inc. and Advanced Power Technology Europe SA dated as of October 15, 1999, incorporated by reference to Exhibits to the S-1
10.16†	Subcontract Agreement between Team Pacific Corporation and Advanced Power Technology, Inc. dated January 26, 2000, incorporated by reference to Exhibits to the S-1

10.17	Leases: Bordeaux, France, incorporated by reference to Exhibits to the S-1
10.18	Credit Agreement with Silicon Valley Bank, incorporated by reference to Exhibits to the S-1
10.19	Agreement for Wafer Production and Testing between APT and Episil Technologies, Inc., incorporated by reference to Exhibits to the 10Q for the third quarter of 2001.
21.1	Subsidiaries of Advanced Power Technology, Inc., incorporated by reference to Exhibits to the S-1
23.1	Consent of KPMG LLP
99.1	Press Release dated December 7, 2001. "Advanced Power Technology Announces Definitive Agreement to Acquire GHz Technology", incorporated by reference to Exhibits to the 8K filed January 25, 2002
99.2	Press Release dated January 28, 2002. "APT Completes Acquisition of GHz Technology Inc.", incorporated by reference to Exhibits to the 8K filed January 25, 2002

†
Confidential treatment has been requested with respect to certain portions of these agreements. The omitted portions have been filed separately with the Securities and Exchange Commission.

*
This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2002.

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN Greg M. Haugen Vice President, Finance and Administration, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advanced Power Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Advanced Power Technology, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Power Technology, Inc. and subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Portland, Oregon
January 25, 2002

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$16,102	$25,326
Short-term investments	17,093	8,118
Accounts receivable, net	3,493	6,776
Inventories, net	9,307	6,814
Prepaid expenses and other current assets	3,422	1,799

Total current assets	49,417	48,833
Property and equipment, net	5,546	4,367
Long-term investments	2,473	3,022
Other assets	639	1,091

Total assets	$58,075	$57,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,805	$4,385
Accrued expenses	1,031	1,402
Current portion of long-term debt	—	21
Current portion of capital lease obligations	73	80

Total current liabilities	3,909	5,888
Capital lease obligations, less current portion	58	130
Deferred gain on sale leaseback	160	177

Total liabilities	4,127	6,195
Stockholders' equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 8,836,637 shares issued and 8,727,780 outstanding in 2001, 8,515,818 shares issued and 8,406,961 outstanding in 2000	88	85
Additional paid-in capital	67,640	66,826
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(166)	(330)
Accumulated other comprehensive income	117	64
Accumulated deficit	(12,031)	(13,827)

Total stockholders' equity	53,948	51,118

Total liabilities and stockholders' equity	$58,075	$57,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues, net	$36,855	$44,168	$27,461
Cost of goods sold	25,023	26,713	18,000

Gross profit	11,832	17,455	9,461
Operating expenses:
Research and development	1,810	1,097	883
Selling, general and administrative	9,268	9,956	7,322

Total operating expenses	11,078	11,053	8,205

Income from operations	754	6,402	1,256
Other income (expense):
Interest income	1,650	938	—
Interest expense	(55)	(1,230)	(1,308)
Other, net	14	(105)	77

	1,609	(397)	(1,231)

Income before income taxes	2,363	6,005	25
Income tax expense	567	2,246	200

Net income (loss)	$1,796	$3,759	$(175)

Net income (loss) per share:
Basic	$0.21	$0.59	$(0.04)
Diluted	0.19	0.50	(0.04)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	8,737	6,319	5,000
Diluted	9,368	7,551	5,000

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Shares		Treasury Stock
					Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 1998	5,000,000	$50	—	$—	$14,884	$—	$26		$(17,411)	$(2,451)
Exercise of stock options	20	—	—	—	—	—	—		—	—
Issuance of warrants	—	—	—	—	126	—	—		—	126
Net loss	—	—	—	—	—	—	—	$(175)	(175)	(175)
Deferred stock compensation	—	—	—	—	38	(38)	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	7	—		—	7
Foreign currency translation	—	—	—	—	—	—	18	18	—	18

Comprehensive loss								$(157)

Balance, December 31, 1999	5,000,020	50	—	—	15,048	(31)	44		(17,586)	(2,475)
Exercise of stock options	16,155	—	571	(17)	22	—	—		—	5
Issuance of warrants	—	—	—	—	460	—	—		—	460
Exercise of warrants	669,643	7	108,286	(1,683)	1,676	—	—		—	—
Tax benefit from exercise of warrants	—	—	—	—	3,117	—	—		—	3,117
Deferred stock compensation	—	—	—	—	576	(576)	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	277	—		—	277
Issuance of common stock, net	2,830,000	28	—	—	38,256	—	—		—	38,284
Payment of notes related to purchase of APT (Note 1(a))	—	—	—	—	7,671	—	—		—	7,671
Net income	—	—	—	—	—	—	—	$3,759	3,759	3,759
Unrealized gain on investments	—	—	—	—	—	—	10	10	—	10
Foreign currency translation	—	—	—	—	—	—	10	10	—	10

Comprehensive income								$3,779

Balance, December 31, 2000	8,515,818	$85	(108,857)	$(1,700)	$66,826	$(330)	$64		$(13,827)	$51,118
Exercise of stock options	320,819	3	—	—	471	—	—		—	474
Tax benefit from exercise of options	—	—	—	—	304	—	—		—	304
Stock compensation	—	—	—	—	39	—	—		—	39
Amortization of deferred stock compensation	—	—	—	—	—	164	—		—	164
Net income	—	—	—	—	—	—	—	$1,796	1,796	1,796
Unrealized gain on investments	—	—	—	—	—	—	61	61	—	61
Foreign currency translation	—	—	—	—	—	—	(8)	(8)	—	(8)

Comprehensive income								$1,849

Balance, December 31, 2001	8,836,637	$88	(108,857)	$(1,700)	$67,640	$(166)	$117		$(12,031)	$53,948

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$1,796	$3,759	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,156	1,226	1,809
Inventory provision	582	207	306
Net gain on disposal of property and equipment	—	13	—
Tax benefit from exercise of warrants and options	304	3,117	—
Deferred taxes	298	(527)	(233)
Deferred gain on sale-leaseback	(17)	—	(74)
Non-cash interest expense	—	659	118
Amortization of deferred stock compensation	203	277	7
Amortization of investment discount	62	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,214	(2,352)	(994)
Inventories	(3,129)	(1,891)	(164)
Prepaid expenses and other assets	(1,660)	(852)	735
Accounts payable and accrued expenses	(1,742)	1,350	319

Net cash provided by operating activities	1,067	4,986	1,654
Cash flows from investing activities:
Purchases of available-for-sale securities	(21,918)	(11,140)	—
Proceeds from available-for-sale securities	13,529	—	—
Purchase of property and equipment	(2,335)	(2,957)	(599)
Proceeds from sale of property and equipment	—	—	5

Net cash used in investing activities	(10,724)	(14,097)	(594)
Cash flows from financing activities:
Book overdraft	—	—	(158)
(Payments) borrowings on lines of credit, net	—	(4,851)	528
Payments on capital lease obligations	(79)	(176)	(885)
Proceeds from issuance of long-term debt	—	775	—
Principal payments on long-term debt	(20)	(3,486)	(274)
Sale of common stock, net of issuance costs	—	38,284	—
Payment of note receivable from officers (1)	—	3,580	—
Exercise of stock options	474	5	—

Net cash provided by (used in) financing activities	375	34,131	(789)
Effects of exchange rate changes on cash	58	(10)	(11)

Net change in cash and cash equivalents	(9,224)	25,010	260
Cash and cash equivalents at beginning of year	25,326	316	56

Cash and cash equivalents at end of year	$16,102	$25,326	$316

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$55	$591	$915
Income taxes	1,223	402	346
Supplemental disclosure of noncash activities:
Property and equipment acquired through capital lease obligations	$—	$—	$271
Issuance of warrants in connection with refinancing	—	460	126
Payment of note payable to Hamilton Sundstrand (1)	—	4,091	—
Unrealized gain on short-term and long-term investments	61	28	—

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

  (c) Joint Venture Agreement

        In April 2000, APT entered into a joint venture agreement in China, which includes a license and technology transfer agreement for certain technologies, in exchange for a cash payment of $1,500 over two to three years and a 25% share in the equity ownership of the joint venture. This investment is being accounted for using the equity method. The $1,500 is being recognized as revenue as the specific milestones under the contract for the implementation of the technology transferred to the joint venture are met. During 2000, revenues of $440 were recognized under the contract. There were no revenues recognized under the contract in 2001.

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

        Investments are classified as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are carried at fair market value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. During the year ended December 31, 2001, unrealized gains on investments were $61.

        The following is a summary of cash, cash equivalents and investments at December 31, 2001 and 2000:

	December 31,
	2001	2000
Cash and cash equivalents:
Municipal bonds and notes	$11,150	$21,100
Commercial paper	—	2,370
Money market fund	4,634	1,729

Total cash equivalents	15,784	25,199
Cash	318	127

Total cash and cash equivalents	$16,102	$25,326

Short-term investments:
Municipal bonds and notes	$12,525	$—
Mortgage-backed securities	—	2,100
Corporate debt securities	4,568	2,015
U.S. government debt securities	—	4,003

Total short-term investments	$17,093	$8,118

Long-term investments:
Municipal bonds and notes	$1,060	$—
Corporate debt securities	—	2,020
U.S. government debt securities	1,413	1,002

Total long-term investments	$2,473	$3,022

  (e) Inventories

        Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). The cost of certain inventories has been reduced by $941 and $675 as of December 31, 2001 and 2000, respectively.

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

  (g) Intangible Assets

        Goodwill resulting from the change of control described in Note 3 was amortized on a straight-line basis through September 2000. Goodwill, net, was $0 at December 31, 2001 and 2000. Amortization of goodwill was $0, $262, and $363 and for the years ended December 31, 2001, 2000, and 1999, respectively.

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

  (i) Revenue Recognition

        Standard product revenue is recognized upon shipment of product. APT recognizes revenue on customer-specific products or services based on the terms of customer contracts which is generally based on customer acceptance. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT also provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. The reserve for warranties and sales returns was $365 and $194 as of December 31, 2001 and 2000, respectively.

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

  (p) Net Income (Loss) per Share

        Basic net income and loss per share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period. Incremental shares of approximately 631,000 and 1,232,000 related to outstanding stock options and warrants were included in the calculation of diluted net income per share for the year ended December 31, 2001 and 2000, respectively. Incremental shares related to outstanding stock options and warrants of 241,000, 0, and 718,000 for the years ended December 31, 2001, 2000, and 1999, respectively, were excluded from the calculations of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

  (s) Allowance for Doubtful Accounts

        Accounts receivable are shown net of allowance for doubtful accounts of $59, $120, and $62 at December 31, 2001, 2000, and 1999, respectively. The following table presents a rollforward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2001	2000	1999
Balance—beginning of year	$120	$62	$110
Provision (reduction)	(34)	58	(24)
(Charge offs) recoveries	(27)	—	(24)

Balance—end of year	$59	$120	$62

  (t) Concentration of Suppliers

        APT relies on external subcontractors for the manufacture of wafers and substantially all the assembly and packaging of certain products. The failure to perform by one of these suppliers could have a material impact on APT's growth and results of operations.

(2)  Balance Sheet Components

  (a) Inventories

        Inventories consist of the following:

	December 31,
	2001	2000
Raw materials	$1,254	$1,205
Work in process	5,587	4,114
Finished goods	3,407	2,170
Valuation reserve	(941)	(675)

Inventories, net	$9,307	$6,814

        The following table presents a rollforward of the inventory valuation reserve:

	December 31,
	2001	2000	1999
Balance—beginning of year	$675	$749	$671
Provision	582	207	306
Write offs	(316)	(281)	(228)

Balance—end of year	$941	$675	$749

  (b) Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2000
Machinery, furniture and equipment	$12,925	$10,679
Leasehold improvements	578	564
Assets in process	847	1,397

	14,350	12,640
Less accumulated depreciation and amortization	(8,804)	(8,273)

	$5,546	$4,367

  (c) Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2000
Payroll, commissions and related liabilities	$180	$439
Vacation accrual	258	319
Income taxes payable	—	145
Reserve for warranty and sales return	365	194
Other	228	305

	$1,031	$1,402

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

        APT had two lines of credit with a bank for up to a total of $6,000 to provide funds for operations. The lines of credit were extended in May 2001 through the end of July 2001, at which time they were allowed to expire. The lines bore interest at prime plus 1.0% to 1.25% based on the ratio of debt to equity and were secured by accounts receivable and inventories. Borrowings under APT's lines of credit were subject to financial covenants, including minimum tangible net worth, maximum debt to tangible net worth, minimum debt service ratio and quick ratio. No amounts were outstanding under the lines of credit at December 31, 2000. In addition, at December 31, 2000, APT was in compliance with all covenants. APT expects to renew the lines of credit as the need arises.

(5)  Leases

        APT leases its facilities and certain office equipment under noncancelable operating leases, which expire over the next ten years. Rental expense was $526, $483, and $633 for the years ended December 31, 2001, 2000, and 1999, respectively.

        APT is obligated under capital leases for certain equipment, which expire over the next two years. Equipment and accumulated amortization recorded under capital leases was as follows:

	December 31,
	2001	2000
Equipment	$271	$819
Less accumulated amortization	(155)	(614)

	$116	$205

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases are as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2002	$83	$627
2003	61	489
2004	—	273
2005	—	267
2006	—	297

Total	$144	$1,953

Less amount representing interest	(13)

Minimum lease payments	131
Less current portion of capital lease obligations	(73)

	$58

        During 1996, APT sold its fabrication facility in Bend, Oregon for $1,550 and leased it back under a fifteen-year operating lease agreement. The transaction produced a gain of approximately $259 that is being deferred and amortized over the fifteen-year lease period.

(6)  Taxes

        Domestic and foreign pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2001	2000	1999
Domestic	$1,599	$5,147	$(43)
Foreign	764	858	68

	$2,363	$6,005	$25

        Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$226	$2,192	$418
State	43	536	15
Foreign	—	45	—

	269	2,773	433
Deferred:
Federal	223	(370)	(252)
State	75	(157)	19

	298	(527)	(233)

Total	$567	$2,246	$200

        During the year approximately $304,000 was credited to additional paid in capital for the tax benefit of stock option exercises. The actual income tax expense differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

	Years Ended December 31,
	2001	2000	1999
Expected income tax expense	34%	34%	34%
Expired net operating loss carryforwards	—	—	67
Tax exempt municipal interest	(6)	—	—
Change in valuation allowance	(11)	(6)	(65)
State income taxes, net of federal benefit	4	4	9
Release of deferred net operating loss	—	—	(489)
Goodwill amortization	—	1	494
Difference in tax status for pass through entity	—	2	654
Other	3	2	96

Actual income tax expense	24%	37%	800%

        The income tax effect of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Allowance for doubtful accounts	$23	$46
Reserve for inventory obsolescence	404	275
Accrued vacation pay	53	74
Reserve for product returns	132	25
Net operating loss carryforwards	1,222	1,852
Depreciation and amortization differences	142	278
Credit carryforwards	146	125
Other	25	52

Total gross deferred tax assets	2,147	2,727
Less valuation allowance	(1,029)	(1,311)

Deferred tax assets, net of valuation allowance	$1,118	$1,416

        The net changes in the valuation allowance for the years ended December 31, 2001, 2000, and 1999 were decreases of $282, $357, and $16, respectively. APT's management believes it is more likely than not that APT will realize the benefit of the deferred tax assets, net of the existing valuation allowance, at December 31, 2001.

        APT has federal research and experimentation credit carryforwards of $54 which expire beginning in years 2019 through 2021.

        As of December 31, 2001, APT had foreign net operating loss carryforwards for tax purposes available to offset future income of APT Europe of approximately (Euros) EUR3,146 ($2,718) based on the exchange rate as of December 31, 2001; all of which are available indefinitely.

(7)  Stockholders' Equity (Deficit)

  (a) Initial Public Offering

        In August 2000, APT completed an initial public offering (IPO) of 4,025,000 shares of common stock, including the underwriters' over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million.

  (b) Stock Option Plan

        The 1995 Stock Option Plan (the Plan) provides for the granting of stock options to employees, directors and consultants to purchase up to 1,500,000 shares of common stock. Options granted under the Plan must generally be exercised while the individual is an employee and within ten years of the date of grant. Options granted typically vest at a rate of 20% per year for five years. As of December 31, 2001, options available for grant were 268,135.

        APT applies Opinion 25 in accounting for its Plan. Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT's net income (loss) would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$1,796	$3,759	$(175)
Pro forma	360	3,280	(350)
Diluted net income (loss) per share:
As reported	$0.19	$0.50	$(0.04)
Pro forma	0.04	0.43	(0.07)

        The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.6%	6.2%	5.5%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Volatility	100%	100%	100%

        Under the Black-Scholes option pricing model, the weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was approximately $9.82, $8.03, and $1.47, respectively.

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards anticipated in future years.

        APT has recorded deferred stock compensation of $614 through December 31, 2001. This deferred stock compensation is based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally five years, approximately 45%, 26%, 16%, 9% and 4% in years one through five, respectively, consistent with the method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans," or FIN 28. APT recognized compensation expense of $164, $277 and $7 during the years ended December 31, 2001, 2000 and 1999, respectively, related to these grants.

        Deferred stock compensation was $166 as of December 31, 2001 and future amortization expense will be approximately $101, $60, and $10 for the years ending December 31, 2002, 2003 and 2004, respectively.

        Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1998	758,075	1.41
Granted	113,277	1.47
Exercised	(20)	1.40
Forfeited	(61,485)	1.42

Options outstanding at December 31, 1999	809,847	1.45
Granted	269,100	7.77
Exercised	(16,155)	1.43
Forfeited	(5,760)	1.48

Options outstanding at December 31, 2000	1,057,032	3.06
Granted	174,087	13.29
Exercised	(320,819)	1.50
Forfeited	(15,429)	4.63

Options outstanding at December 31, 2001	894,871	5.58

        The following table summarizes information about stock options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$1.40	379,933	5.0	$1.40	301,948	$1.40
$1.48	223,725	6.9	$1.48	46,332	$1.48
$2.94 – $15.00	171,243	8.9	$12.04	38,850	$12.71
$15.01 – $36.00	119,970	8.7	$17.23	17,340	$20.30

	894,871			404,470

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

        As of December 31, 2001, warrants to purchase 43,215 shares of common stock were outstanding and exercisable at a weighted average exercise price of $1.40 per share.

(8)  Retirement Benefit Plan

        APT has a defined contribution 401(k) plan (401k). Employees in the United States who are at least eighteen years old and have six months of service are eligible to participate in the 401k. Participants may defer up to 15% of eligible compensation. During 2001, APT provided matching contributions for the 401k at the rate of 25% of each dollar contributed up to 3% of eligible compensation. Contributions by APT in 2001 were $59.

(9)  Segment Information

        APT operates in one segment and is engaged in the design, development, manufacture and sale of high power, high frequency power semiconductor products and related services.

  (a) Geographic Information

        APT's geographic revenues, operating income (loss) and identifiable assets are summarized as follows:

	Years Ended December 31,
	2001	2000	1999
Geographic revenues:
United States	$19,722	$24,300	$15,685
China	3,534	3,647	200
Germany	3,288	3,814	3,063
Other	10,311	12,407	8,513

	$36,855	$44,168	$27,461

Operating income (loss):
United States	$(54)	$5,305	$1,029
France	808	1,097	227

	$754	$6,402	$1,256

	December 31,
	2001	2000
Identifiable assets:
United States	$55,898	$54,157
France	2,177	3,156

	$58,075	$57,313

  (b) Significant Customer

        One customer, Advanced Energy, accounted for 11%, 17% and 15% of net revenues in 2001, 2000 and 1999, respectively.

(10) Commitments and Contingencies

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

        APT has agreements with foundry partners in Europe and Taiwan to process wafers. APT has agreements with subcontractors in the Philippines for assembly and testing of most of its plastic encapsulated products, which extend through January 2003. At December 31, 2001, APT had commitments to purchase approximately $1,000 from its foundry partner and $100 from its packaging subcontractor.

(11) Related Party Transactions

        The chief executive officer of Advanced Energy, who is a substantial shareholder of Advanced Energy, serves as a director of APT. For the years ended December 31, 2001, 2000, and 1999, sales to Advanced Energy were approximately $4,140, $7,603, and $4,005, respectively. Accounts receivable from Advanced Energy were $194 and $1,008 at December 31, 2001 and 2000, respectively.

(12) Subsequent Event Acquisition of GHz Technology

        On December 6, 2001, we entered into the Agreement and Plan of Merger (the "Merger Agreement"), by and among Advanced Power Technology, Inc. ("APT"), GHz Acquisition, Inc., a wholly-owned subsidiary of APT, and GHz Technology, Inc. ("GHz"). The Merger Agreement was amended by the Amendment to Agreement and Plan of Merger among the parties, dated as of January 10, 2002 (the "Amendment to Merger Agreement").

        On consummation of the Merger Agreement on January 25, 2002 APT completed the acquisition of the business and assets of GHz, which included approximately $7.9 million of cash. APT purchased all of the outstanding shares of GHz common and preferred stock for approximately $13.5 million in cash and 1.5 million shares of APT common stock, valued at $10.65 per share based on the average market price at the time of the deal. In addition, APT issued options to purchase approximately 643,000 shares of APT common stock in exchange for outstanding GHz stock options and for the retention of key GHz employees. APT will begin to consolidate the financial results of GHz Technology on January 25, 2002 and forward.

        GHz's products complement APT's current portfolio of RF products that operate at frequencies ranging from 1 MHz to 100 MHz and are sold into applications such as semiconductor capital equipment, medical imaging and industrial systems. The GHz Technology products are capable of frequencies ranging from 10 MHz to 3.5 GHz and are primarily sold into applications such as avionics and radar as well as wireless communications and semiconductor capital equipment. The acquisition adds valuable RF technology to APT's core capability in RF power transistors allowing APT to better serve its current markets and extending the range of APT products into growing higher frequency markets. In addition, GHz will add substantial RF engineering, manufacturing and marketing resources and talents to APT's existing capabilities. GHz will become the RF product group for APT with the Power product group remaining at APT.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2001
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues, net	$13,158	$11,526	$6,838	$5,333
Gross profit	5,214	4,252	1,309	1,057
Operating income (loss)	2,137	1,119	(1,020)	(1,482)
Net income (loss)	1,782	1,143	(417)	(712)
Basic net income (loss) per share	$0.21	$0.13	$(0.05)	$(0.08)
Diluted net income (loss) per share	$0.19	$0.12	$(0.05)	$(0.08)

	Year Ended December 31, 2000
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues, net	$9,561	$10,080	$12,058	$12,469
Gross profit	3,383	3,745	4,825	5,502
Operating income	851	1,196	1,781	2,574
Net income	244	250	1,319	1,946
Basic net income per share	$0.05	$0.05	$0.19	$0.23
Diluted net income per share	$0.04	$0.04	$0.16	$0.21
	Year Ended December 31, 1999
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues, net	$5,852	$6,586	$7,250	$7,773
Gross profit	1,828	2,346	2,365	2,922
Operating income (loss)	(50)	263	460	583
Net income (loss)	(412)	(55)	118	174
Basic net income (loss) per share	$(0.08)	$(0.01)	$0.02	$0.03
Diluted net income (loss) per share	$(0.08)	$(0.01)	$0.02	$0.03

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
ADVANCED POWER TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
ADVANCED POWER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
ADVANCED POWER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share amounts)
ADVANCED POWER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADVANCED POWER TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)