Form 10-Q
period 2002-03-31
ADVANCED POWER TECHNOLOGY INC
filed 2002-05-15
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

(541) 382-8028
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2002 was 10,355,614 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share amounts)

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,345	$16,102
Short-term investments	22,989	17,093
Accounts receivable, net of allowance of $93 (2002) and $59 (2001)	5,389	3,493
Inventories, net	10,388	9,307
Prepaid expenses and other current assets	2,112	3,422
Total current assets	47,223	49,417

Property and equipment, net of accumulated amortization and depreciation of $9,207 (2002) and $8,804 (2001)	7,260	5,546
Long-term investments	1,404	2,473
Other assets	592	639
Technology rights, net of accumulated amortization of $124 (2002)	7,325	—
Goodwill	15,061	—
Total assets	$78,865	$58,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,913	$2,805
Accrued expenses	2,002	1,031
Current portion of capital lease obligations	80	73
Total current liabilities	4,995	3,909
Deferred tax liability	2,296	—
Capital lease obligations, less current portion	51	58
Deferred gain on sale leaseback	155	160
Total liabilities	7,497	4,127

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,416,779 issued and 10,307,922 shares outstanding in 2002; 8,836,637 shares issued and 8,727,780 shares outstanding in 2001	104	88
Additional paid-in capital	88,045	67,640
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(558)	(166)
Accumulated other comprehensive income	73	117
Accumulated deficit	(14,596)	(12,031)
Total stockholders’ equity	71,368	53,948
	$78,865	$58,075

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Revenues, net	$8,239	$13,158
Amortization of technology rights & other	392	—
Cost of goods sold	5,612	7,944
Gross profit	2,235	5,214

Operating expenses:
Research and development	1,021	351
Selling, general and administrative	2,510	2,726
In-process research & development	1,897	—
Total operating expenses	5,428	3,077
Income (loss) from operations	(3,193)	2,137
Interest income, net	219	523
Other income, net	39	81
Income (loss) before income tax expense	(2,935)	2,741
Income tax expense (benefit)	(370)	959
Net income (loss)	$(2,565)	$1,782

Net income (loss) per share:
Basic	$(0.26)	$0.21
Diluted	(0.26)	0.19
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	9,859	8,452
Diluted	9,859	9,300

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Three Months Ended
		March 31,
		2002	2001
	Cash flows from operating activities:
	Net income (loss)	$(2,565)	$1,782
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	625	258
	Amortization of deferred stock compensation	146	41
	Amortization of investment discount	36	—
	Deferred gain on sale-leaseback	(5)	(4)
	Non-cash charge for in-process research & development	1,897	—
	Changes in operating assets and liabilities, net of effects of acquisition:
	Accounts receivable	(765)	(1,424)
	Inventories	849	(756)
	Prepaid expenses and other assets	1,781	(251)
	Accounts payable and accrued expenses	(301)	172
	Net cash (used in) provided by operating activities	1,698	(182)

	Cash flows from investing activities:
	Purchases of available-for-sale securities	(1,000)	(2,002)
	Proceeds from sale of available-for-sale securities	3,736	1,000
	Payment for acquisition, net of cash acquired	(14,085)	—
	Proceeds from sale of property and equipment	72	—
	Purchase of property and equipment	(259)	(677)
	Net cash used in investing activities	(11,536)	(1,679)

	Cash flows from financing activities:
	Payments on capital lease obligations	(18)	(26)
	Principal payments on long-term debt	—	(20)
	Proceeds from exercise of stock options	94	276
	Net cash provided by financing activities	76	230

	Effects of exchange rate changes on cash	5	26
	Net change in cash and cash equivalents	(9,757)	(1,605)
	Cash and cash equivalents at beginning of period	16,102	25,326
	Cash and cash equivalents at end of period	$6,345	$23,721

	Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:	Interest	$(29)	$(18)
	Income taxes	1,395	—

	Supplemental disclosure of noncash activities:
	Unrealized gain (loss) on short-term and long-term investments	$(35)	$53
	Issuance of stock and options for acquisition of business	20,313	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2001 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.  The financial information as of December 31, 2001 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

APT’s financial quarters are 13 week periods. The first quarter of 2002 ended on March 31 and the first quarter of 2001 ended on April 1.  For convenience, the first quarters of 2002 and 2001 are shown as ended on March 31.

Note 2. COMPREHENSIVE INCOME

                  Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table (unaudited).

	Three Months Ended
	March 31,
	2002	2001
Net income (loss)	$(2,565)	$1,782
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(9)	(33)
Unrealized gain (loss) on available for sale securities	(35)	53
Comprehensive income (loss)	$(2,609)	$1,802

Note 3. INVENTORIES, NET

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials	$2,133	$1,254
Work in process	5,766	5,587
Finished goods	3,752	3,407
	11,651	10,248
Valuation reserve	(1,263)	(941)
	$10,388	$9,307

Note 4. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period. Incremental shares related to outstanding stock options and warrants of approximately 848,000 for the three months ended March 31, 2001, were included in the calculations of diluted net income per share for that period.  Incremental shares related to outstanding stock options of 902,000 and 42,000 for the three months ended March 31, 2002 and 2001, respectively were excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive.

Note 5. ACQUISITION OF GHZ TECHNOLOGY, INC.

                On January 25, 2002, APT acquired all of the outstanding shares of GHz Technology, Inc. (GHz), in exchange for cash, APT common stock, and APT stock options in exchange for all outstanding GHz stock options.  The GHz assets acquired included approximately $205,000 in cash and $7.7 million in marketable securities.  The transaction was accounted for by the purchase method of accounting, in accordance with FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets.” APT began to consolidate the financial results of GHz Technology on January 25, 2002 and forward.  The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash		$13,453
Stock	1,522,976	16,220
Exchanged options	425,823	4,093
Direct costs		837
Total purchase price		$34,603

                APT common stock was valued at the average stock price at the time of the deal.  With respect to stock options exchanged as part of the merger consideration, all vested and unvested GHz options exchanged for APT options are included as part of the purchase price based on their fair value.  The estimated fair value of the options to be assumed by APT is based upon the Black-Scholes model using the following assumptions:

•                  Expected life of 5 years

•                  Expected volatility of 100%

•                  Risk-free interest rate of 4.3%; and

•                  Expected divided rate of 0%

                GHz’s products complement APT’s current portfolio of Radio Frequency (RF) products that operate at frequencies ranging from 1 MHz to 100 MHz and are sold into applications such as semiconductor capital equipment, medical imaging, and industrial systems. The GHz products are capable of frequencies ranging from 10 MHz to 3.5 GHz and are primarily sold into applications such as avionics and radar as well as wireless communications and semiconductor capital equipment

The allocation of purchase price was as follows:

Net tangible assets of GHz	$11,591
Inventory fair value adjustment	450
Deferred compensation on unvested stock options assumed	523
Acquired in-process research & development	1,897
Acquired intangible technology rights	7,449
Goodwill	15,061
Deferred tax liability	(2,368)
Allocated purchase price	$34,603

In connection with this acquisition, the Company recorded a one time charge of $1.9 million for the write-off of in-process research and development (IPR&D).  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, the Company recorded an intangible asset for acquired current technology rights in the amount of $7.4 million, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $15.1 million.  The IPR&D, technology rights and goodwill amounts are not deductible for tax purposes.

The values of IPR&D and technology rights were determined by estimating the net cash flows from the sale of products from these technologies over a ten year period and discounting the net cash flows back to their present value using risk adjusted interest rates of 15-20% for current technologies and 25-40% for in-process technologies.  The estimated net cash flows from these products were based on management’s estimates of related revenues, costs of goods sold, operating expenses, income taxes, and additional costs to completion for in-process technologies.

                The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  GHz had three main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  Each contributed from 11% to 62% of the total IPR&D value.  The projects included L Band and S Band radar as well as commercial LDMOS applications.  The projects ranged from 65% to 75% complete.  All projects had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $1.2 million.

                The following table reflects the unaudited combined results of APT and GHz as if the merger had taken place at the beginning of the three months ended March 31, 2002 and 2001, respectively.  The pro forma information includes adjustments for non-cash charges for amortization of technology rights, inventory fair value adjustments, and deferred compensation.  Both periods exclude a charge of $1.9 million for in-process research and development expense.  Both periods include the results of GHz beginning on January 1, 2002 and 2001, respectively.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations for the combined companies.

	Three Months Ended
	March 31,
	2002	2001
Revenues, net	$8,649	$15,793
Net income (loss)	(1,147)	1,066

Net income (loss) per share:
Basic	$(0.11)	$0.11
Diluted	(0.11)	0.09
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,277	9,975
Diluted	10,277	11,466

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

To further our penetration in RF markets, in January 2002, we completed the acquisition of GHz Technology, Inc., which has a portfolio of products capable of frequencies ranging from 10 megahertz to 3.5 gigahertz and are primarily sold into applications such as avionics, radar, wireless communications and semiconductor capital equipment. The acquisition was recorded as a purchase transaction and we recorded a one-time charge for purchased in-process research and development expenses in the first quarter of 2002. We will also incur ongoing acquisition related expenses for amortization of intangible assets and deferred compensation related to stock options.

Critical Accounting Policies and Estimates

                Advanced Power Technology’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires APT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, APT evaluates its estimates, including those related to product returns and warranty obligations, bad debts, inventories, investments, income taxes, excess component order cancellation costs, and contingencies and litigation. APT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                                                •              APT provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, APT’s warranty obligation is affected by product non-conformance rates, material usage and service delivery costs incurred in correcting a product non-conformance. Should actual product non-conformance rates, material usage or service delivery costs differ from APT’s estimates, revisions to the estimated warranty liability would be required.

                                                •              APT writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write–downs may be required.

                                                •              APT records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Results of Operations

                The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended
	March 31,
	2002	2001
Revenues, net	100.0%	100.0%
Amortization of technology rights, other	4.8	—
Cost of goods sold	68.1	60.4
Gross profit	27.1	39.6
Operating expenses:
Research and development	12.4	2.7
Selling, general and administrative	30.5	20.7
In-process research & development	23.0	—
Total operating expenses	65.9	23.4
Income (loss) from operations	(38.8)	16.2
Interest & other income, net	3.1	4.6
Income (loss) before income tax expense	(35.7)	20.8
Income tax (benefit) expense	(4.5)	7.3
Net income (loss)	(31.2)%	13.5%

                Revenues.  Revenues for the first quarter of 2002 were $8.2 million, including $2.0 million from GHz Technology Inc. (“GHz”), which Advanced Power Technology acquired effective January 25, 2002.  This represents a decrease of 37.4 percent compared to $13.2 million in the first quarter of 2001 and an increase of 54.5 percent sequentially from the $5.3 million recorded in the fourth quarter of 2001.  Exclusive of GHz , revenue sequentially increased from the fourth quarter by 16.2%.  The overall quarterly sequential increase in revenue was due to stronger shipments in the communications and semiconductor capital equipment markets and the contribution of GHz.  Revenues, exclusive of GHz, in the first quarter of 2002 in all market segments are still significantly lower than in the first quarter of 2001, primarily on lower unit volumes.  Revenue in the military and aerospace markets increased form the prior year quarter on revenues from GHz.

                Gross Profit.  Gross margin for the first quarter of 2002 was 27.1 percent compared to 39.6 percent for the first quarter of 2001 and 19.8 percent for the fourth quarter of 2001.  The decrease in gross margin over the prior year quarter was primarily due to significantly lower fixed cost absorption in the Company’s internal manufacturing facilities.  However, gross margin improved from the fourth quarter of 2001, primarily due to cost reductions realized from the downsizing of the Company’s internal wafer fabrication facility, the contribution of GHz higher margin RF products, and the favorable conclusion of negotiations associated with a contract cancellation dating back to December 2000.  Gross margin in the first quarter of 2002 also included $392,000, or 4.8%, of acquisition related charges for the amortization of purchased technology rights, an inventory fair value adjustment and deferred compensation amortization.

                Research and Development Expense.  First quarter of 2002 research and development expenses totaled $1.0 million or 12.4 percent of revenues, compared to $351,000, or 2.7 percent of revenue in the first quarter of 2001, and $635,000 in the fourth quarter of 2001.  In spite of the difficult market environment the Company has been accelerating its research and development programs leading to the introduction of new products, especially in its Power MOS 7™ products. The increased spending over the prior year quarter is mainly due to additional supplies and materials to support the development and introduction of new products.  The increase in research and development expenses over the fourth quarter of 2001 is primarily due to the addition of GHz, which was $385,000 consisting mainly of payroll, supplies, and depreciation charges.

                Selling, General and Administrative Expense.  Selling, general and administrative expenses totaled $2.5 million in the first quarter of 2002, or 30.5 percent of revenues, a 7.9 percent decrease compared to $2.7 million in the first quarter of 2001, and a 31.8% increase over the $1.9 million in the fourth quarter of 2001.  The increase in SG&A expenses over the fourth quarter of 2001 is primarily due to the addition of GHz, which was $512,000 consisting mainly of payroll and commissions.  Without the addition of the GHz SG&A expenses, first quarter spending was $2.0 million compared to the $2.7 million spent in the first quarter of 2001.  The decline is primarly due to lower spending on salaries and commissions.  The Company has continued a wage freeze and graduated pay reduction program for most domestic salaried and hourly workers and lower overall discretionary spending.

                Stock Compensation Expense.  Stock compensation expense includes costs relating to stock–based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. On a consolidated basis, stock compensation expense of $146,000 was recorded in the first quarter of 2002. Of this amount, $64,000 was recorded in cost of goods sold, $22,000 was recorded in research and development expense and $60,000 was recorded in selling, general and administrative expense. Stock compensation expense of $41,000 was recorded in the first quarter of 2001. Of this amount, $13,500 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $22,500 was recorded in selling, general and administrative expense. The increase in deferred compensation expense over the prior year quarter is due to the exchanged stock options issued pursuant to the acquisition of GHz.  We expect to record stock compensation expense of $131,000 in the second quarter of 2002.

                Interest and other income, net. Interest and other income, net, which includes interest income, interest expense and other income and expense, was $258,000 in the first quarter of 2002 compared to $604,000 in the first quarter of 2001.  The primary component is interest income on our cash and marketable securities.  Net interest income was $219,000 in the first quarter of 2002 compared to $523,000 in the first quarter of 2001.  The decline in interest income is primarily due to much lower interest rates available in the current investment market and a lower investment balance due to cash used in the acquisition of GHz (see Liquidity and Capital Resources below).

                Income Tax Expense (Benefit). We recorded a tax benefit in the first quarter of 2002, at an effective tax rate of approximately 12.6%. We expect our annual effective tax rate will approximate 13.2% for 2002.  The effective tax rate in the first quarter of 2002 was lower than the federal statutory rate primarily due to the book expense of in process research and development expenses that are not deductible for tax purposes and the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The effective tax rate in the first quarter of 2001 was approximately 34.9%.

Liquidity and Capital Resources

In the quarter of 2002, we generated approximately $1.7 million from operating activities.  This was primarily from our net loss of $2.6 million offset by non-cash charges for depreciation and amortization of $625,000, IPR&D of $1.9 million and a decrease in other assets of $1.8 million.  The decrease in other assets was mainly due tax refunds received for $1.4 million.

                In the first quarter of 2002, we used approximately $11.5 million in investing activities, which consisted mainly of our acquisition of GHz, partially offset by net proceeds from the sale and purchase of marketable securities of $2.7 million.  The acquisition of GHz consumed $14.1 million of cash and direct costs, net of cash acquired of $205,000.  In addition we issued APT stock and options valued at $20.3 million.  The GHz assets acquired included approximately $205,000 in cash and $7.7 million in marketable securities.

                In the first quarter of 2002, we generated approximately $76,000 from financing activities, which primarily consisted of net proceeds of $94,000 from the exercise of stock options.

                APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of March 31, 2002, APT had $30.7 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2001. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our investments, we do not expect any material loss with respect to our investment portfolio.

                Currently less than 3% of our sales are transacted in local currencies, primarily Euro dollars. As a result, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

None

(b) Reports on Form 8-K

           During the three month period ended March 31, 2002, a report on Form 8-K was filed on February 8, 2002.  An amendment to this Form 8-K was filed April 9, 2002.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2002.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)