Form 10-Q
period 2002-06-30
ADVANCED POWER TECHNOLOGY INC
filed 2002-08-14
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16047

Advanced Power Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-0875072
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

405 SW Columbia Street, Bend, Oregon 97702
(Address of principal executive offices and Zip Code)

(541) 382-8028
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2002 was 10,384,898 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,458	$16,102
Short-term investments	15,491	17,093
Accounts receivable, net of allowance of $187 (2002) and $59 (2001)	7,274	3,493
Inventories, net	12,940	9,307
Prepaid expenses and other current assets	2,369	3,422
Total current assets	40,532	49,417
Property and equipment, net of accumulated amortization and depreciation of $9,927 (2002) and $8,804 (2001)	10,466	5,546
Long-term investments in available-for-sale securities	1,000	2,473
Other assets	658	639
Technology rights, net of accumulated amortization of $339 (2002)	10,425	—
Goodwill	15,980	—
Total assets	$79,061	$58,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,138	$2,805
Accrued expenses	2,058	1,031
Current portion of capital lease obligations	82	73
Total current liabilities	5,278	3,909
Deferred tax liability	2,296	—
Capital lease obligations, less current portion	31	58
Deferred gain on sale leaseback	151	160
Total liabilities	7,756	4,127

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,487,763 issued and 10,378,906 shares outstanding in 2002; 8,836,637 shares issued and 8,727,780 shares outstanding in 2001	105	88
Additional paid-in capital	88,292	67,640
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(428)	(166)
Accumulated other comprehensive income	177	117
Accumulated deficit	(15,141)	(12,031)
Total stockholders’ equity	71,305	53,948
Total liabilities and stockholders’ equity	$79,061	$58,075

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues, net	$10,694	$11,526	$18,933	$24,684
Cost of goods sold	7,074	7,274	12,686	15,218
Amortization of technology rights & other	565	—	957	—
Total cost of goods sold	7,639	7,274	13,643	15,218
Gross profit	3,055	4,252	5,290	9,466
Operating expenses:
Research and development	960	465	1,981	816
Selling, general and administrative	3,023	2,668	5,533	5,394
In-process research & development	211	—	2,108	—
Total operating expenses	4,194	3,133	9,622	6,210
Income (loss) from operations	(1,139)	1,119	(4,332)	3,526
Interest income, net	162	474	381	997
Other income (loss), net	(48)	32	(9)	113
Income (loss) before income tax expense	(1,025)	1,625	(3,960)	4,366
Income tax expense (benefit)	(480)	482	(850)	1,441
Net income (loss)	$(545)	$1,143	$(3,110)	$2,925

Net income (loss) per share:
Basic	$(0.05)	$0.13	$(0.31)	$0.34
Diluted	(0.05)	0.12	(0.31)	0.32
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,356	8,623	10,105	8,538
Diluted	10,356	9,264	10,105	9,271

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,110)	$2,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,477	594
Inventory provisions	170	109
Amortization of deferred stock compensation	276	121
Amortization of investment discount	77	—
Deferred gain on sale-leaseback	(9)	(9)
Non-cash charge for in-process research & development	2,108	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,267)	(908)
Inventories	1,523	(1,446)
Prepaid expenses and other assets	1,570	(179)
Accounts payable and accrued expenses	155	(563)
Net cash provided by operating activities	2,970	644
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,480)	(13,438)
Proceeds from sale of available-for-sale securities	15,066	7,033
Payment for acquisitions, net of cash acquired	(26,569)	—
Proceeds from sale of property and equipment	72	—
Purchase of property and equipment	(1,013)	(1,517)
Net cash used in investing activities	(16,924)	(7,922)
Cash flows from financing activities:
Payments on capital lease obligations	(36)	(45)
Principal payments on long-term debt	—	(20)
Proceeds from exercise of stock options	342	429
Net cash provided by financing activities	306	364
Effects of exchange rate changes on cash	4	95
Net change in cash and cash equivalents	(13,644)	(6,819)
Cash and cash equivalents at beginning of period	16,102	25,326
Cash and cash equivalents at end of period	$2,458	$18,507

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for: Interest expense	$(38)	$(44)
Income taxes	1,395	(1,223)

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on short-term and long-term investments	$(42)	$45
Issuance of stock and options for acquisition of business	20,313	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2001 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.  The financial information as of December 31, 2001 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

APT’s financial quarters are 13 week periods. The second quarter of 2002 ended on June 30 and the second quarter of 2001 ended on July 1.  For convenience, the second quarters of 2002 and 2001 are shown as ended on June 30.

Note 2.  COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(545)	$1,143	$(3,110)	$2,925
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	111	(8)	102	(47)
Unrealized gain (loss) on available for sale securities	(7)	(14)	(42)	45
Comprehensive income (loss)	$(441)	$1,121	$(3,050)	$2,923

Note 3.  INVENTORIES, NET

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$3,631	$1,254
Work in process	8,141	5,587
Finished goods	4,873	3,407
	16,645	10,248
Valuation reserve	(3,705)	(941)
	$12,940	$9,307

Included in the June 30, 2002 inventory balances above is $7,142 of gross inventory and $2,582 of valuation reserve for a net balance of $4,560 for GHz Technology, Inc. and Microsemi RF Products, Inc., a wholly owned subsidiary of Microsemi Corporation, the acquisitions made on January 25, 2002 and May 24, 2002, respectively (see Note 5 and Note 6).

Note 4.  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.

Incremental shares related to outstanding stock options of 852,000 and 906,000 for the three and six months ended June 30, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Incremental shares related to outstanding stock options and warrants of approximately 641,000 and 733,000 for the three and six months ended June 20, 2001, were included in the calculations of diluted net income per share for that period.  Incremental shares related to outstanding stock options of approximately 128,000 for the three and six months ended June 30, 2001 were excluded from the calculations because the impact would be anti-dilutive.

Note 5.  ACQUISITION OF GHZ TECHNOLOGY, INC.

On January 25, 2002, APT acquired all of the outstanding shares and stock options of GHz Technology, Inc. (GHz), in exchange for cash, APT common stock, and APT stock options.  The GHz assets acquired included approximately $205 in cash and $7.7 million in marketable securities.  The transaction was accounted for by the purchase method of accounting, in accordance with FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets.” APT has obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of GHz Technology on January 25, 2002 and forward.  The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash		$13,453
Stock	1,522,976	16,220
Exchanged options	425,823	4,093
Direct costs		837
Total purchase price		$34,603

APT common stock was valued at the average stock price at the time of the transaction.  With respect to stock options exchanged as part of the merger consideration, all vested and unvested GHz options exchanged for APT options are included as part of the purchase price based on their fair value.  The estimated fair value of the options to be assumed by APT is based upon the Black-Scholes model using the following assumptions:

•               Expected life of 5 years

•               Expected volatility of 100%

•               Risk-free interest rate of 4.3%; and

•               Expected dividend rate of 0%

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

The allocation of purchase price was as follows:

Net book value of tangible assets of GHz	$11,591
Inventory fair value adjustment	450
Deferred compensation on unvested stock options assumed	523
Acquired in-process research & development	1,897
Acquired intangible technology rights	7,449
Goodwill	15,061
Deferred tax liability	(2,368)
Allocated purchase price	$34,603

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

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  GHz had three main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  Each contributed from 11% to 62% of the total IPR&D value.  The projects included L Band and S Band radar as well as commercial LDMOS applications.  The projects ranged from 65% to 75% complete.  All projects had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $1.2 million.

Note 6.  ACQUISITION OF MICROSEMI RF PRODUCTS, INC., A WHOLLY OWNED SUBSIDIARY OF MICROSEMI CORPORATION

On May 24, 2002, APT acquired the product lines and certain assets of Microsemi RF Products, Inc. (MSC RF), a wholly owned subsidiary of Microsemi Corporation, for $12,200,000 in cash.  The transaction was accounted for by the purchase method of accounting, in accordance with FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets.” APT has obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of the acquired business on May 24, 2002 and forward.  The purchase price for accounting purposes was $12,200 in cash and $222 in direct costs.

MSC RF produces and sells bipolar RF transistors that are used in a variety of radar, avionics, communications and general purpose applications.  MSC RF’s products complement GHz’s technology (see Note 5) as well as APT’s current portfolio of Radio Frequency (RF) products.  The combination of the three companies’ RF products and technologies positions APT as an emerging dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.

The allocation of purchase price was as follows:

Net book value of tangible assets acquired	$7,325
Inventory fair value adjustment	505
Property, plant & equipment fair value adjustment	208
Acquired in-process research & development	211
Acquired intangible technology rights	3,314
Goodwill	859
Allocated purchase price	$12,422

In connection with this acquisition, the Company recorded a one time charge of $211 for the write-off of in-process research and development (IPR&D).  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, the Company recorded an intangible asset for acquired current technology rights in the amount of $3.3 million, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $859.  The IPR&D, technology rights and goodwill amounts are deductible for tax purposes.

The values of IPR&D and technology rights were determined by estimating the net cash flows from the sale of products from these technologies over a ten year period and discounting the net cash flows back to their present value using risk adjusted interest rates of 30% for current technologies and 35-40% for in-process technologies.  The estimated net cash flows from these products were based on management’s estimates of related revenues, costs of goods sold, operating expenses, income taxes, and additional costs to completion for in-process technologies.

The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  MSC RF had two main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  Each contributed 88% and 12% to the total IPR&D value.  The projects included Junction Field Effect Transistor (JFET) and Powermite3 applications.  Each projects had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $30.

Note 7.  PRO FORMA CONDENSED CONSOLIDATED RESULTS

The following table reflects the unaudited combined results of APT, GHz, and MSC RF as if the acquisitions had taken place as of January 1, 2001 and 2002, respectively.  The pro forma information includes non-cash charges for amortization of technology rights, inventory fair value adjustments, fixed asset depreciation and deferred compensation related to the acquisitions, consistent with generally accepted accounting principles.  Both periods exclude a charge of $2.1 million for in-process research and development expense.  Both periods include the results of GHz and the acquired business of MSC RF beginning on January 1, 2002 and 2001, respectively.  The pro forma information does not necessarily reflect the actual results that would have occurred if the companies had been combined during the periods nor is it necessarily indicative of future results of operations for the combined companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues, net	$12,034	$17,311	$23,067	$36,057

Net income (loss)	(509)	602	(1,779)	1,543

Net income (loss) per share:
Basic	$(0.05)	$0.06	$(0.17)	$0.15
Diluted	(0.05)	0.05	(0.17)	0.13
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,356	10,146	10,523	10,061
Diluted	10,356	11,430	10,523	11,437

Note 8.  SEGEMENT INFORMATION

APT operates in one segment and is engaged in the design, development, manufacture and sale of high power, high frequency power semiconductor products.

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

Overview

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for switching and RF applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of Radio Frequency (RF) products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

To further our penetration in RF power markets we completed the acquisition of GHz Technology, Inc. in January 2002, which has a portfolio of products capable of frequencies ranging from 10 megahertz to 3.5 gigahertz and are primarily sold into applications such as avionics and radar.  In addition, in May 2002, we completed the acquisition of the product lines and certain assets of Microsemi RF Products, Inc., a wholly owned subsidiary of Microsemi Corporation. The acquisitions were recorded as purchase transactions and we recorded one-time charges for purchased in-process research and development expenses in the first and second quarters of 2002. We will also incur ongoing acquisition related expenses for amortization of intangible assets and deferred compensation related to stock options.

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

Results of Operations

                The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	63.1	67.0	61.7
Amortization of technology rights, other	5.3	—	5.1	—
Total cost of goods sold	71.4	63.1	72.1	61.7
Gross profit	28.6	36.9	27.9	38.3
Operating expenses:
Research and development	9.0	4.0	10.5	3.3
Selling, general and administrative	28.3	23.2	29.2	21.9
In-process research & development	2.0	—	11.1	—
Total operating expenses	39.3	27.2	50.8	25.2
Income (loss) from operations	(10.7)	9.7	(22.9)	13.1
Interest & other income, net	1.1	4.4	2.0	4.5
Income (loss) before income tax expense	(9.6)	14.1	(20.9)	17.6
Income tax (benefit) expense	(4.5)	4.2	(4.5)	5.8
Net income (loss)	(5.1)%	9.9%	(16.4)%	11.8%

Revenues.  Revenues for the second quarter of 2002 were $10.7 million, including $3.5 million from GHz Technology Inc. (“GHz”) and Micosemi RF Products, Inc (“MSC RF”), a wholly owned subsidiary of Microsemi Corporation, which Advanced Power Technology acquired effective January 25 and May 24, 2002, respectively.  This represents a decrease of 7.2% compared to the $11.5 million in the second quarter of 2002.  Without the additional revenues from our acquisitions, revenues were $7.2 million in the second quarter of 2002 representing a 37.4% decline from the prior year quarter.  Exclusive of the acquisitions, revenues were lower than the prior year quarter due to lower volumes in the communications and industrial/medical markets, while revenues in the semiconductor capital equipment market were approximately the same.  Revenues from our acquisitions were mainly in the military and aerospace markets.  Revenues through distribution were approximately 20% in the second quarter of 2002 compared to 26% in the second quarter of 2001.

Revenues for the first six months of 2002 were $18.9 million, including $5.5 million from GHz and MSC RF, compared to $24.7 million in the first six months of 2001, which represents a decline of 23.3%.  The semiconductor market experienced record growth over the year 2000 and the first half of 2001, followed by record declines through the second half of 2001.  Our 2002 revenues have shown some sequential increase from the low levels of the second half of 2001, but still remains below the levels achieved in the first half of 2001.  While we are uncertain as to the magnitude of the recovery, we have experienced sequential revenue growth of 16% in each of the first and second quarters of 2002 excluding revenues from our acquisitions.  Revenues through distribution were approximately 20% in the first six months of 2002 compared to 24% in the first six months of 2001.

Gross Profit.  Gross profit for the second quarter of 2002 was 28.6% compared to 36.9% for the second quarter of 2001.  Excluding the non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 33.9% for the second quarter of 2002. The decline in gross profit over the prior year quarter is primarily due to lower fixed cost absorption in the Company’s internal manufacturing facilities.

Gross profit for the first six months of 2002 was 27.9% compared to 38.3% for the first six months of 2001.  Excluding the non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 33.0% for the second quarter of 2002. The decline in gross profit over the prior year is primarily due to lower fixed cost absorption in the Company’s internal manufacturing facilities due to lower volumes as explained above.  In addition, due to the sequential volume increases we have experienced in the first and second quarters of 2002, our gross profit has improved sequentially from the low levels experienced in the second half of 2001.

Research and Development Expense.  Second quarter of 2002 research and development expenses totaled $960,000 or 9.0% of revenues, compared to $465,000, or 4.0% of revenue in the second quarter of 2002, and $1,021,000 in the first quarter of 2001.  The increased spending over the prior year quarter is due to the addition of GHz, which was $538,000 in the second quarter of 2002, consisting mainly of payroll, supplies, and depreciation charges.  Without the acquisition of GHz, research and development expenses declined from the prior year quarter mainly due to lower spending on supplies.  However, in spite of the difficult market environment the Company has been accelerating its research and development programs leading to the introduction of new products, especially in its Power MOS 7™ products.

Selling, General and Administrative Expense.  Selling, general and administrative expenses totaled $3.0 million in the second quarter of 2002, or 28.3% of revenues, a 13.3% increase compared to the $2.7 million in the second quarter of 2001.  The change from the prior year quarter is due to the acquisitions of GHz and MSC RF, which contributed $762,000 of selling, general and administrative expenses in the second quarter of 2001, consisting mainly of payroll, commissions, and facility and depreciation expense.  The increase in expenses due to the acquisitions was offset by lower spending on payroll and commissions by APT on a before acquisition basis compared to the prior year quarter.  The Company began progressively phasing out the wage freeze and graduated pay reductions during the second quarter of 2002.

Stock Compensation Expense.  Stock compensation expense includes costs relating to stock–based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. On a consolidated basis, stock compensation expense of $130,000 was recorded in the second quarter of 2002. Of this amount, $50,000 was recorded in cost of goods sold, $20,000 was recorded in research and development expense and $60,000 was recorded in selling, general and administrative expense. Stock compensation expense of $80,000 was recorded in the second quarter of 2001. Of this amount, $13,500 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $61,500 was recorded in selling, general and administrative expense. The increase in deferred compensation expense over the prior year quarter is due to the exchanged stock options issued with the acquisition of GHz.  We expect to record stock compensation expense of $103,000 in the third quarter of 2002.

Interest and other income, net.  Interest and other income, net, which includes interest income, interest expense and other expense, was $114,000 in the second quarter of 2002 compared to $506,000 in the second quarter of 2001.  The primary component is interest income on our cash and marketable securities.  Net interest income was $162,000 in the second quarter of 2002 compared to $474,000 in the second quarter of 2001.  The decline in interest income is primarily due to much lower interest rates available in the current investment market and a lower investment balance due to cash used in the acquisition of GHz and MSC RF.

Income Tax Expense (Benefit).  We recorded a tax benefit in the second quarter of 2002, at an effective tax rate of 46.8%.  The second quarter tax rate benefit is greater than the expected tax rate benefit for the year primarily due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operation loss carry forwards.  We expect our annual effective tax rate will approximate 23.0% for 2002.  The difference between the expected annual effective tax and the federal statutory rate is primarily due to the book expense of in process research and development expenses that are not deductible for tax purposes, partially offset by the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.  The effective tax rate in the first six months of 2001 was approximately 33.0%.

Liquidity and Capital Resources

In the first six months of 2002, we generated approximately $3.0 million from operating activities.  This was primarily from our net loss of $3.1 million offset by non-cash charges for depreciation and amortization of $1.5 million, IPR&D of $2.1 million and a decrease in prepaid and other assets of $1.6 million.  The decrease in prepaid and other assets was mainly due tax refunds received for $1.4 million.

In the first six months of 2002, we used approximately $16.9 million in investing activities, which consisted mainly of our acquisitions of GHz and MSC RF, partially offset by net proceeds from the sale and purchase of marketable securities of $10.6 million.  The acquisition of GHz consumed $14.1 million of cash and direct costs, net of cash acquired of $205,000.  In addition we issued APT stock and options valued at $20.3 million.  The GHz assets acquired included approximately $205,000 in cash and $7.7 million in marketable securities.  The acquisition of MSC RF consumed $12.4 million of cash, including $222,000 of direct costs.

In the first six months of 2002, we generated approximately $306,000 from financing activities, which primarily consisted of net proceeds of $342,000 from the exercise of stock options.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of June 30, 2002, APT had $18.9 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2001. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting and Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect any material impact on its statements of position, operations or cash flows due to the adoption of SFAS 144.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses the accounting and financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between the new statement and the Issue No 94-3 is that a liability for a cost associated with an exit activity will be recognized when incurred, rather than when an entity has made a commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect any material impact on its statements of position, operations or cash flows due to the adoption of SFAS 146.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our investments, we do not expect any material loss with respect to our investment portfolio.

Currently less than 3% of our sales are transacted in local currencies, primarily Euro dollars. As a result, our international results of operations are subject to foreign exchange rate fluctuations, but only to a limited degree. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three month period ended June 30, 2002, a report on Form 8-K was filed on June 17, 2002.  An amendment to this Form 8-K was filed August 14, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2002.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)