Form 10-Q
period 2002-09-30
ADVANCED POWER TECHNOLOGY INC
filed 2002-11-14
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16047

Advanced Power Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-0875072
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

405 SW Columbia Street, Bend, Oregon 97702
(Address of principal executive offices and Zip Code)

(541) 382-8028
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2002 was 10,388,022 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,747	$16,102
Short-term investments in available-for-sale securities	10,293	17,093
Accounts receivable, net of allowance of $291 (2002) and $59 (2001)	8,937	3,493
Inventories, net	12,371	9,307
Prepaid expenses and other current assets	3,378	3,422
Total current assets	40,726	49,417
Property and equipment, net of accumulated amortization and depreciation of $10,652 (2002) and $8,804 (2001)	10,996	5,546
Long-term investments in available-for-sale securities	2,000	2,473
Other assets	661	639
Technology rights, net of accumulated amortization of $607 (2002)	10,155	—
Goodwill	15,385	—
Total assets	$79,923	$58,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,049	$2,805
Accrued expenses	2,113	1,031
Current portion of capital lease obligations	77	73
Total current liabilities	6,239	3,909
Deferred tax liability	2,095	—
Capital lease obligations, less current portion	15	58
Deferred gain on sale leaseback	147	160
Total liabilities	8,496	4,127

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,496,879 issued and 10,388,022 shares outstanding in 2002; 8,836,637 shares issued and 8,727,780 shares outstanding in 2001	105	88
Additional paid-in capital	88,308	67,640
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(323)	(166)
Accumulated other comprehensive income	114	117
Accumulated deficit	(15,077)	(12,031)
Total stockholders’ equity	71,427	53,948
Total liabilities and stockholders’ equity	$79,923	$58,075

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues, net	$13,052	$6,838	$31,985	$31,522
Cost of goods sold	8,589	5,529	21,275	20,747
Amortization of technology rights & other	555	—	1,512	—
Total cost of goods sold	9,144	5,529	22,787	20,747
Gross profit	3,908	1,309	9,198	10,775
Operating expenses:
Research and development	1,019	359	3,000	1,175
Selling, general and administrative	3,335	1,970	8,868	7,364
In-process research & development	—	—	2,108	—
Total operating expenses	4,354	2,329	13,976	8,539
Income (loss) from operations	(446)	(1,020)	(4,778)	2,236
Interest income, net	98	325	479	1,322
Other income (loss), net	31	(88)	22	25
Income (loss) before income tax expense (benefit)	(317)	(783)	(4,277)	3,583
Income tax expense (benefit)	(381)	(366)	(1,231)	1,075
Net income (loss)	$64	$(417)	$(3,046)	$2,508

Net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.30)	$0.29
Diluted	0.01	(0.05)	(0.30)	0.27
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,381	8,709	10,199	8,596
Diluted	10,935	8,709	10,199	9,277

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,046)	$2,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,470	870
Inventory provisions	599	382
Amortization of deferred stock compensation	381	162
Amortization of investment premium	117	21
Deferred gain on sale-leaseback	(13)	(13)
Non-cash charge for in-process research & development	2,108	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,940)	1,491
Inventories	1,432	(2,788)
Prepaid expenses and other assets	1,254	(184)
Accounts payable and accrued expenses	1,130	(1,629)
Net cash provided by operating activities	3,492	820
Cash flows from investing activities:
Purchases of available-for-sale securities	(5,480)	(17,410)
Proceeds from sale of available-for-sale securities	20,196	10,033
Payment for acquisitions, net of cash acquired	(26,625)	—
Proceeds from sale of property and equipment	72	—
Purchase of property and equipment	(2,269)	(1,763)
Net cash used in investing activities	(14,106)	(9,140)
Cash flows from financing activities:
Payments on capital lease obligations	(57)	(62)
Principal payments on long-term debt	—	(20)
Proceeds from exercise of stock options	358	460
Net cash provided by financing activities	301	378
Effects of exchange rate changes on cash	(42)	52
Net change in cash and cash equivalents	(10,355)	(7,890)
Cash and cash equivalents at beginning of period	16,102	25,326
Cash and cash equivalents at end of period	$5,747	$17,436

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for: Interest	$(26)	$(53)
Income taxes	1,395	(1,223)

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on short-term and long-term investments	$(58)	$80
Issuance of stock and options for acquisition of business	20,313	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2001 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.  The financial information as of December 31, 2001 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

APT’s financial quarters are 13 week periods. The third quarter of 2002 ended on September 29 and the third quarter of 2001 ended on September 30.  For convenience, the third quarters of 2002 and 2001 are shown as ended on September 30.

Note 2. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$64	$(417)	$(3,046)	$2,508
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(47)	54	55	7
Unrealized gain (loss) on available for sale securities	(16)	35	(58)	80
Comprehensive income (loss)	$1	$(328)	$(3,049)	$2,595

Note 3. INVENTORIES, NET

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$3,701	$1,254
Work in process	8,289	5,587
Finished goods	4,592	3,407
	16,582	10,248
Valuation reserve	(4,211)	(941)
	$12,371	$9,307

Included in the September 30, 2002 inventory balances above is $6,714 of gross inventory and $2,856 of valuation reserve for a net balance of $3,858 for APTRF and APTRF-PA, wholly owned subsidiaries of APT acquired on January 25, 2002 and May 24, 2002, respectively (see Note 5 and Note 6).

Note 4. NET INCOME PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.  Anti-dilutive potential common shares are excluded from the diluted net income share calculation.  Dilutive net (loss) per share excludes all potential common shares from the calculation as the impact would be anti-dilutive.

Incremental dilutive shares included in the calculation of diluted net income (loss) per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Incremental dilutive shares included in diluted net income per share calculation	554,000	—	—	681,000

Anti-dilutive shares excluded from diluted net income (loss) per share calculation	606,000	740,000	952,000	152,000

Note 5. ACQUISITION OF GHZ TECHNOLOGY, INC.

On January 25, 2002, APT acquired all of the outstanding shares and stock options of GHz Technology, Inc. (GHz), in exchange for cash, APT common stock, and APT stock options.  The company was renamed to Advanced Power Technology RF, Inc. (APTRF).  The GHz assets acquired included approximately $205 in cash and $7,656 in marketable securities.  The transaction was accounted for by the purchase method of accounting, in accordance with FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets.” APT has obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of GHz on January 25, 2002 and forward.  The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash		$13,453
Stock	1,522,976	16,220
Exchanged options	425,823	4,093
Direct costs		905
Total purchase price		$34,671

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

The allocation of purchase price was as follows:

Net book value of tangible assets of GHz	$12,177
Inventory fair value adjustment	450
Deferred compensation on unvested stock options assumed	524
Acquired in-process research & development	1,897
Acquired intangible technology rights	7,449
Goodwill	14,269
Deferred tax liability	(2,095)
Allocated purchase price	$34,671

In connection with this acquisition, the Company recorded a one time charge of $1,897 for the write-off of in-process research and development (IPR&D).  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, the Company recorded an intangible asset for acquired current technology rights in the amount of $7,449, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $14,269.  The IPR&D, technology rights and goodwill amounts are not deductible for tax purposes.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  GHz had three main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  Each contributed from 11% to 62% of the total IPR&D value.  The projects included L Band and S Band radar as well as commercial LDMOS applications.  The projects ranged from 65% to 75% complete.  All projects had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $1,200.

Note 6. ACQUISITION OF MICROSEMI RF PRODUCTS, INC., A WHOLLY OWNED SUBSIDIARY OF MICROSEMI CORPORATION

On May 24, 2002, APT acquired the product lines and certain assets of Microsemi RF Products, Inc. (MSC RF), a wholly owned subsidiary of Microsemi Corporation, for $12,200 in cash.  The company was renamed to Advanced Power Technology RF Pennsylvania, Inc. (APTRF-PA).  The transaction was accounted for by the purchase method of accounting, in accordance with FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets.” APT has obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of the acquired business on May 24, 2002 and forward.  The purchase price for accounting purposes was $12,200 in cash and $260 in direct costs.

MSC RF produces and sells bipolar RF transistors that are used in a variety of radar, avionics, communications and general purpose applications.  MSC RF’s products complement GHz’s technology (see Note 5) as well as APT’s current portfolio of RF products.  The combination of the three companies’ RF products and technologies positions APT as an emerging dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.

The allocation of purchase price was as follows:

Net book value of tangible assets acquired	$7,106
Inventory fair value adjustment	505
Property, plant & equipment fair value adjustment	208
Acquired in-process research & development	211
Acquired intangible technology rights	3,314
Goodwill	1,116
Allocated purchase price	$12,460

In connection with this acquisition, the Company recorded a one time charge of $211 for the write-off of IPR&D.  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, the Company recorded an intangible asset for acquired current technology rights in the amount of $3,314, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $1,116.  The IPR&D, technology rights and goodwill amounts are deductible for tax purposes.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  MSC RF had two main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  The two projects contributed 88% and 12% to the total IPR&D value.  The projects consisted of Junction Field Effect Transistor (JFET) and Powermite3 applications.  Each project had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $30.

Note 7. PRO FORMA CONDENSED CONSOLIDATED RESULTS

The following table reflects the unaudited combined results of APT, GHz, and MSC RF as if the acquisitions had taken place as of January 1, 2001 and 2002, respectively.  The pro forma information includes non-cash charges for amortization of technology rights, inventory fair value adjustments, depreciation and deferred compensation related to the acquisitions, consistent with generally accepted accounting principles.  Both periods exclude a charge of $2,108 for in-process research and development expense.  Both periods include the results of GHz and the acquired business of MSC RF beginning on January 1, 2002 and 2001, respectively, including an after-tax charge of $1,077 for impairment of fixed assets recorded by GHz in the third quarter of 2001.  The pro forma information does not necessarily reflect the actual results that would have occurred if the companies had been combined during the periods nor is it necessarily indicative of future results of operations for the combined companies.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Revenues, net	$13,052	$12,481	$36,119	$48,538
Net income (loss)	222	(2,416)	(1,649)	(1,019)

Net income (loss) per share:
Basic	$0.02	$(0.24)	$(0.16)	$0.10
Diluted	0.02	(0.24)	(0.16)	0.10
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,381	10,232	10,617	10,119
Diluted	10,935	10,232	10,617	10,119

Note 8. SEGMENT INFORMATION

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications.

Note 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts and environmental matters.  The Company is currently involved in various legal proceedings.  The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

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

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the cost and liability associated with patent infringement litigation, the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Overview

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for switching and Radio Frequency (RF) applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of RF products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

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

Critical Accounting Policies and Estimates

Advanced Power Technology’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires APT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, APT evaluates its estimates, including those related to product returns and warranty obligations, bad debts, inventories, investments, income taxes, excess component order cancellation costs, valuation of intangible assets including goodwill, and contingencies and litigation. APT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•                                          APT establishes reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

•                                          APT performs goodwill and intangible asset impairment tests on an annual basis and between annual tests if there are key indications that impairment has occurred.  We evaluate our business in light of changes in industry and market conditions and assess the valuation of our intangible assets based on these factors.  Should any of these market conditions or valuation inputs differ from management estimates, then an intangible asset or goodwill impairment charge may be required.

•                                          APT is subject to the possibility of various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8	80.9	66.5	65.8
Amortization of technology rights, other	4.3	—	4.7	—
Total cost of goods sold	70.1	80.9	71.2	65.8
Gross profit	29.9	19.1	28.8	34.2
Operating expenses:
Research and development	7.8	5.3	9.4	3.7
Selling, general and administrative	25.6	28.8	27.7	23.4
In-process research and development	—	—	6.6	—
Total operating expenses	33.4	34.1	43.7	27.1
Income (loss) from operations	(3.5)	(15.0)	(14.9)	7.1
Interest and other income, net	1.1	3.5	1.6	4.3
Income (loss) before income tax expense (benefit)	(2.4)	(11.5)	(13.3)	11.4
Income tax (benefit) expense	(2.9)	(5.4)	(3.8)	3.4
Net income (loss)	0.5%	(6.1)%	(9.5)%	8.0%

Revenues.  Revenues for the third quarter of 2002 were $13.1 million, including $5.4 million from GHz Technology Inc. (GHz) and Microsemi RF Products, Inc (MSC RF), a wholly owned subsidiary of Microsemi Corporation, which Advanced Power Technology acquired effective January 25 and May 24, 2002, respectively.  This represents an increase of 90.9% compared to the $6.8 million in the third quarter of 2001 and an increase of 22.1% sequentially from the second quarter of 2002.  Without the additional revenues from our acquisitions, revenues were $7.7 million in the third quarter of 2002 representing a 12.1% increase over the prior year quarter.  Revenues increased by 9.2% sequentially from the second quarter of 2002 when excluding the revenues of Microsemi RF which contributed only one month in the second quarter of 2002.  The improvement in our revenues both year over year and sequentially is mainly attributable to increased demand in the semiconductor capital equipment market from the extreme lows experienced in the second half of 2001 as explained below.  During the period from the third quarter of 2001 to the third quarter of 2002 our sales to this market increased by 107.9%.

Revenues for the first nine months of 2002 were $32.0 million, including $10.9 million from GHz and MSC RF, compared to $31.5 million in the first nine months of 2001, which represents a 1.5% increase.  The semiconductor market experienced record growth up to October 2000, followed by record declines in 2001. As APT typically lags the overall semiconductor industry, our revenues peaked in the first quarter of 2001. Our 2002 revenues have shown some sequential increase from the low levels of the second half of 2001, but still remain below the levels achieved in the first half of 2001.  We have experienced sequential revenue growth of 16% in each of the first and second quarters of 2002 and 6% in the third quarter of 2002 when excluding revenues from both of our acquisitions.  Sales to distributors were approximately 20.0% in the first nine months of 2002 compared to 21.7% in the first nine months of 2001.

Although we have been able to increase our sales into the semiconductor capital equipment market from the extremely low levels in the second half of 2001, we have begun to see renewed slowing of demand which will adversely impact our fourth quarter 2002 sales into this market.  We believe this is due to reduced end market demand and is not attributable to reduced market share.  As a result we expect to see our revenues decline in the fourth quarter of 2002 to a range of $10.4 million to $11.0 million.  We are unable to predict the duration or amount of the decline at this time.

Gross Profit.  Gross profit for the third quarter of 2002 was 29.9% compared to 19.1% for the third quarter of 2001.  Excluding the non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 34.2% for the third quarter of 2002. The improvement in gross profit over the prior year quarter is primarily due to higher fixed cost absorption in the Company’s internal manufacturing facilities in the current quarter attributed to increased production volumes to support near term demand in the semiconductor capital equipment market.  Our revenues dropped by 44.6% in the third quarter of 2001 compared to the run rate in the first half of 2001.  This contributed to extremely low fixed cost absorption in the third quarter of 2001 resulting in low gross profit.  In addition, since that time the Company has taken actions to reduce manufacturing levels and expenses to be consistent with our lower revenues, including reductions in direct labor personnel at our Bend, Oregon facility by approximately 37.8% from 82 to 51 employees.

Gross profit for the first nine months of 2002 was 28.8% compared to 34.2% for the first nine months of 2001.  Excluding the non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 33.5% for the first nine months of 2002. The decline in gross profit over the prior year is primarily due to lower fixed cost absorption in the Company’s internal manufacturing facilities due to lower volumes partially offset by the cost reduction actions as explained above.  Mitigating some of the gross profit margin decline is the contribution to gross profit by our RF business which carries a higher overall gross profit rate.  Our RF revenues were approximately 44.5% of total revenue in the first nine months of 2002 compared to 10.9% in the first nine months of 2001.

Research and Development Expense.  Third quarter of 2002 research and development expenses totaled $1 million or 7.8% of revenues, compared to $359,000, or 5.3% of revenue in the third quarter of 2001, and $960,000 in the second quarter of 2002.  The increased spending over the prior year quarter is primarily due to the addition of GHz and MSC RF, which was $619,000 in the third quarter of 2002, consisting mainly of payroll, supplies, and depreciation charges.  Excluding the acquisition of GHz and MSC RF, research and development expenses increased from the prior year quarter by 11.4% mainly due to higher spending on supplies and payroll.  The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.

Selling, General and Administrative Expense.  Selling, general and administrative expenses totaled $3.3 million in the third quarter of 2002, or 25.6% of revenues, a 69.3% increase compared to the $2.0 million in the third quarter of 2001.  The change from the prior year quarter is primarily due to the acquisitions of GHz and MSC RF, which contributed $886,000 of selling, general and administrative expenses in the third quarter of 2002, consisting mainly of payroll, commissions, and facility and depreciation expense.  The remaining increase in expenses was due to higher payroll cost as the graduated pay reductions implemented in 2001 were discontinued in the third quarter of 2002 and higher legal expenses incurred in ongoing patent litigation, as explained in Part II, Item 1 to this filing.

Stock Compensation Expense.  Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. On a consolidated basis, stock compensation expense of $106,000 was recorded in the third quarter of 2002. Of this amount, $41,000 was recorded in cost of goods sold, $15,000 was recorded in research and development expense and $50,000 was recorded in selling, general and administrative expense. Stock compensation expense of $41,000 was recorded in the third quarter of 2001. Of this amount, $13,000 was recorded in cost of goods sold, $5,000 was recorded in research and development expense and $23,000 was recorded in selling, general and administrative expense. The increase in deferred compensation expense over the prior year quarter is due to stock options issued in connection with the acquisition of GHz.  We expect to record stock compensation expense of $87,000 in the fourth quarter of 2002.

Interest and other income, net.  Interest and other income, net, which includes interest income, interest expense and other expense, was $129,000 in the third quarter of 2002 compared to $237,000 in the third quarter of 2001.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $98,000 in the third quarter of 2002 compared to $325,000 in the third quarter of 2001.  The decline in interest income is primarily due to lower interest rates available in the current investment market and a lower investment balance due to cash used for the acquisition of GHz and MSC RF.

Income Tax Expense (Benefit).  We recorded a tax benefit in the third quarter of 2002, at an effective tax rate of 120.2%.  The third quarter tax rate benefit is greater than the expected tax rate primarily due to the reduction in the valuation allowance due to the realization of foreign net operation loss carry forwards and a reduction in income taxes payable.  Our effective tax rate through the first nine months of 2002 is 28.8%, which is less than the expected tax rate primarily due to the fact that in process research and development expenses recorded for financial statement purposes in the GHz acquisition under GAAP are not deductible for tax purposes.  This was partially offset by the benefits listed above.   We expect our annual effective tax rate will approximate 31.5% for 2002. The effective tax rate in the first nine months of 2001 was approximately 30.0%.  The rate is less than the expected tax rate due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operation loss carry forwards.

Liquidity and Capital Resources

In the first nine months of 2002, we generated approximately $3.5 million from operating activities.  This  resulted from our net loss of $3.0 million offset by non-cash charges for depreciation and amortization of $2.5 million, IPR&D of $2.1 million and a net positive cash flow from operating assets and liabilities of $876,000.  The decrease in prepaid and other assets was mainly due to tax refunds received for $1.4 million.

In the first nine months of 2002, we used approximately $14.1 million in investing activities, which consisted mainly of our acquisitions of GHz and MSC RF, partially offset by net proceeds from the sale and purchase of marketable securities of $14.7 million.  The acquisition of GHz consumed $14.1 million of cash and direct costs, net of cash acquired of $205,000.  In addition we issued APT stock and options valued at $20.3 million.  We also purchased $2.3 million of fixed assets during the period.  The GHz assets acquired included approximately $205,000 in cash and $7.7 million in marketable securities.  The acquisition of MSC RF consumed $12.5 million of cash, including direct costs of $260,000.

In the first nine months of 2002, we generated approximately $301,000 from financing activities, which primarily consisted of net proceeds of $358,000 from the exercise of stock options.

As of September 30, 2002 APT had $34.5 million in working capital.  Our trade accounts receivable balance was $8.9 million reflecting a days sales outstanding ratio of 57 days, compared to trade accounts receivable of $3.5 million at December 31, 2001, reflecting a days sales outstanding ratio of 75 days.  Trade accounts receivable balances have increased due to improved sales and the additional companies acquired.  Our inventory balance was $12.4 million reflecting inventory turns of 2.9 times per year, compared to an inventory balance of $9.3 million at December 31, 2001, reflecting inventory turns of 1.8 times per year.  Inventory balances have increased due to the additional companies acquired.  Inventory turns improved as a result of actions the Company took to lower inventory levels through decreased production and improved sales.  The calculations above are based on quarterly average balances of trade accounts receivable and inventory and annualized quarterly sales and cost of goods sold.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of September 30, 2002, APT had $18.0 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2001. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting and Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of the new rule did not have a material impact on its statements of position, operations or cash flows due to the adoption of SFAS 144.

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

Currently less than 3% of our sales are transacted in local currencies, primarily Euros. As a result, our international results of operations are subject to foreign exchange rate fluctuations, but only to a limited degree. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based on our most recent evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, the Company did not discover:

a)                 any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data nor any material weaknesses in internal controls;

b)                any instances of fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls.

(b) Changes in internal controls.

None.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On October 1, 2002, APT filed its answers to the IXYS allegations of patent infringement.  In addition, APT filed a patent infringement counterclaim against IXYS, alleging that IXYS infringes on APT United States Patent No. 5,283,202, entitled “IGBT Device With Platinum Lifetime Control Having Gradient Or Profile Tailored Platinum Diffusion Regions.”  APT has filed with the court several affirmative defenses related to the validity of the IXYS patents.  In addition, APT does not believe that it infringes upon the IXYS patents cited in the claim.  APT will vigorously defend itself in this lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three month period ended September 30, 2002, a report on Form 8-K/A was filed on August 14, 2002, which amended a report on Form 8-K was filed on June 17, 2002.  These reports were filed in connection with the acquisition of Microsemi RF Products, Inc. a wholly owned subsidiary of Microsemi Corporation by Advanced Power Technology, Inc. on May 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this  13th day of November, 2002.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 OF THE SECURITIES AND EXCHANGE ACT OF 1934

AS ADOPTED PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick Sireta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Power Technology;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /S/ PATRICK SIRETA
President and Chief Executive Officer
November 13, 2002

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 OF THE SECURITIES AND EXCHANGE ACT OF 1934

AS ADOPTED PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Greg Haugen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Power Technology;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ GREG HAUGEN
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)
November 13, 2002