Form 10-K
period 2002-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2003-03-25
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002, the last trade date for the end of our most recent fiscal second quarter, was $87 million based upon the composite closing price of the Registrant’s Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant’s Common Stock outstanding as of March 3, 2003 was 10,402,010 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS.

Except as expressly indicated or unless the context otherwise requires, the “Company”, “APT”, “we”, “our” or “us” means Advanced Power Technology, Inc., a Delaware corporation, and its subsidiaries.  Additional information about our Company, including access to periodic and current reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Our website address is www.advancedpower.com

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for both switching and Radio Frequency (RF) applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of RF products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

To further our penetration in RF markets, we completed the acquisition of GHz Technology, Inc. and the business of Microsemi RF Products, Inc. in January 2002 and May 2002, respectively.  These acquisitions are part of the Company’s ongoing strategy to expand its product and technology portfolio in the RF power arena through both internal development and acquisitions.  We believe that these acquisitions serve to position APT as an emerging, dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.  These acquisitions have added valuable RF technology and substantial RF engineering, manufacturing and marketing capability to the Company.

Industry and Market Overview

We believe there are two significant factors driving the general demand for high performance power semiconductors:

•                  Rapid proliferation of sophisticated electronics; and

•                  Increasing need for higher power and more precisely regulated power quality in electronic equipment.

The use of power semiconductors is becoming more pervasive in electronic devices to convert and control electricity that powers these devices. As a result, the power semiconductor market is a large and growing segment of the semiconductor industry. The proliferation of consumer electronic devices, wireless communication, and mobile computing is driving demand for new generations of power semiconductors that are smaller, lighter and more efficient. At the same time, new applications in the areas of medical and industrial products are creating additional demand for more powerful and reliable power semiconductors.

Power semiconductors address the growing demand for energy efficiency and are used to provide the precisely regulated power required by sophisticated electronic products and equipment. The more sophisticated the end product, the greater its need for specially formatted, finely regulated power. Within the end product, power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. RF and microwave semiconductors are typically used as electronic switches or to amplify electrical signals. Power semiconductors are typically used to:

•                  convert or “rectify” alternating current, or AC, power delivered by electrical utilities to direct current, or DC, power which is required by most electronic equipment;

•                  convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement of an application

•                  invert DC power to high frequency AC power to permit the processing of  power using substantially smaller electronic components; or

•                  rectify high frequency AC power from switch-mode power supplies to meet the specific DC voltage required by an application.

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

Market Size and Trends

The following data has been gathered from published sources that were not specifically prepared or approved for use in this report. Statistics published by the Semiconductor Industry Association (SIA) report in November of 2002 forecasted that the worldwide market for all power semiconductors was projected to increase by 2% in 2002 to $8.4 billion from $8.2 billion in 2001.  The projected market is $11.1 billion in 2005, representing a compound annual growth rate of 10% from 2002. Based on data from the SIA, the worldwide markets in which we participate (radio frequency, or RF transistors, Power MOSFETs, Insulated Gate Bipolar Transistors, or IGBTs and high power rectifiers), increased by approximately 4% in 2002 to $5.8 billion compared to $5.6 billion in 2001.  The SIA forecast projects that the worldwide markets in which we participate will be $7.9 billion in 2005, representing a compound growth rate of 11% from 2002.  APT’s product lines serve a collection of niche markets which make up a subset of the overall power semiconductor markets listed above, focusing on high power and high frequency applications.  Industry statistics related to these specific markets are not generally available and cannot be reasonably estimated.

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

•                  Demand for Semiconductor Capital Equipment. According to the SIA, the worldwide semiconductor market, which grew by 2% in 2002, is forecasted to grow from $141 billion in 2002 to $206 billion in 2005, representing a compound annual growth rate of 13.3%. According to Dataquest research, sales for semiconductor capital equipment to produce these semiconductor devices are expected to grow at an average growth rate of 33.7% from 2002 through 2005. As semiconductor capital equipment becomes more sophisticated in areas such as thin film deposition and plasma etching, there is an increasing need for high power, high frequency semiconductors. However, the semiconductor industry has from time to time experienced depressed business conditions and has rapidly changed from periods of strong demand to periods of weak demand. Following record growth in 2000, the worldwide semiconductor market experienced record declines which resulted in decreased demand for semiconductor capital equipment, depressing our sales into this sector. It is difficult to estimate the duration of this slowing.

•                  Emergence of New Applications for High Power, High Frequency Semiconductors. Continuing demands for higher power, higher voltages and higher frequencies are expanding the range of applications for which sophisticated power semiconductor products are suitable. For example, the use of RF power semiconductors presents opportunities to enter new markets. The same power delivery systems used for plasma generation in semiconductor processing equipment are now finding new applications in the industrial market (such as flat panel displays, optical and glass coatings and tool-hard coatings) and the data storage market (such as data recording heads as well as hard and compact disc technologies). In addition, RF MOSFETs are now being used in magnetic resonance imaging equipment in place of vacuum tubes, enhancing the performance and reducing the size of those systems.  In addition, the acquisitions we made in 2002 provide us with the products and technology to sell into additional applications such as radar, avionics and non-cellular communications.

Products

Our semiconductor products combine innovative proprietary and patented semiconductor technology, designs, processes and packaging solutions that are optimized for our customers’ applications. They can be broadly categorized into two categories: Switching Power Semiconductors and RF and Microwave Semiconductors.

Switching Power Semiconductors are typically used as electronic switches in power supplies for highly efficient and precise control of electrical power. These power supplies are often referred to as “switching” or “switch-mode” power supplies and are the dominant type of power supply used for high power applications. The switches in most of the power supplies turn “on” and “off” from 20,000 to 1,000,000 times per second or operate in the 20kHz to 1 MHz frequency range.

RF and Microwave Semiconductors are typically used as electronic switches or to amplify electrical signals. These semiconductor devices are generally used in RF amplifiers that operate at frequencies ranging from 1 million to several billion cycles per second (1 MHz to several GHz). These devices range from low to very high power over this frequency range.

Switching Power Semiconductors are used in virtually all of our end markets and are composed of the following product types:

•                  Discrete Power Semiconductors - power transistors (MOSFETs, IGBTs) and diodes (Fast Recovery Epitaxial Diodes or FREDs and Schottky Barrier Diodes).  The transistors are most often used as the “switches” in “switching” power supplies. Based on our original core proprietary and patented technology, our MOSFET products include Power MOS IV® introduced in 1989, Power MOS V® introduced in 1999, Power MOS VI® introduced in 1999 and Power MOS 7® introduced in 2000. Each succeeding generation offers performance improvements over the preceding generation allowing us to continue to provide leading edge products to our customers. Many of our IGBTs are based on our core MOSFET technologies and are used as lower cost alternatives to MOSFETs in many applications. The diodes are a complimentary product line to the transistors since most applications require both transistors and diodes in the design. The diodes control current flow in circuits by allowing current to pass in one direction but not in the other. The transistor performance is often affected by the performance of the diode in the power circuit and our diodes are optimized to take maximum advantage of our advanced transistor technologies. Our discrete power semiconductors are optimized for high voltage applications between 100 and 1400 volts. Our discrete power semiconductors are packaged either in plastic molded packages or hermetically sealed metal cans. Our plastic packaged products represent the majority of our unit volumes. Our hermetic products are typically used in high reliability applications, serving the military and aerospace markets, although there is a trend in these markets toward using plastic products that are more cost effective. As a result, some of our plastic products have been successfully used in aerospace applications including the International Space Station.

•                  Power Modules provide integrated solutions that combine many single components together to provide a power function or power supply sub-system. These cover a wide range of integration and complexity, from relatively simple functions integrating less than ten components to fully integrated functions integrating more than 500 components in a single power module. Components can include power semiconductors such as transistors and diodes, integrated circuits, and passive components all assembled together in a predefined custom circuit. These can be the preferred choice over discrete power semiconductors because of one or all of the following reasons: improved performance, reduced size, reduced overall cost, limited engineering resources available to our customers, reduced time to market, or as barriers to competition. Since many of these modules are customer dedicated custom designs for a specific application, they are often referred to as Application Specific Power Modules or ASPMs. We produce most of the power semiconductors used in our power modules. However, we do purchase specific components from other parties which complement our overall designs or which provide capabilities outside our semiconductor product range. Many of our module customers also buy our discrete power semiconductors.

RF and Microwave Semiconductors are used in virtually all of our end markets and share some of the same customers as our Switching Power Semiconductors. In 1996 we introduced our first RF MOSFETs for applications with frequencies up to 100 megahertz. These were derived from our proprietary MOSFET technology used for switching power applications. The technology is referred to as VDMOS which stands for vertically diffused MOSFET. Vertical refers to current flowing vertically through the chip. These RF transistors provided higher operating voltages (up to 250 volts) than any RF transistors available in the market. This higher voltage offered many advantages for high power applications such as plasma generation for semiconductor capital equipment and medical imaging (MRI) equipment. In 2002 Advanced Power Technology acquired two leading suppliers of silicon based radio frequency (RF) power transistors - GHz Technology, Inc. and the business of Microsemi RF Products, Inc. a wholly owned subsidiary of Microsemi Corporation. APT is now a significant provider of RF and microwave silicon based transistors with approximately half of company revenues provided by these products. We now offer products to cover both previous generation design production requirements as well as new designs. Our technology base is expanded to include LDMOS (lateral diffused MOSFET where current flows laterally along the surface of the chip) and BJT (Bipolar Junction Transistors). All RF and microwave products are based on silicon and span the frequency range from 1MHz to several GHz with operating voltages from as low as a few volts to as high as 250V.  With these recent acquisitions we are now able to serve applications which include communication radios, non-cellular base stations, broadcast, radar, avionics, and military communications.

Research and Development

Our research and development efforts focus on improving and developing new core technologies and the products derived from them. For both Switching Power Semiconductors and RF and Microwave Semiconductors our existing and roadmap technologies are designed to allow our customers to mix and match technologies to provide the optimum product solutions for their applications. For switching applications this is the choice between MOSFET and IGBT transistors, while for RF applications this is the choice between BJT or newer MOSFET technologies.

Our research and development engineers work closely with our product and manufacturing engineers to continually improve our products and our core technology. We focus on internal improvements in our technology (such as reducing feature size) to improve the efficiency and speed of our products, and on incorporating outside technological advances, for example in packaging processes and materials, to ensure that our products meet our high performance standards. We also spend significant engineering time modifying our core products in order to address specific customers or market needs. Our discrete semiconductor research and development activities take place at our Bend, Oregon facility. ASPM research and development activity takes place at our Bordeaux, France facility. We incurred expenses of $3.9 million, $1.8 million, $1.1 million in 2002, 2001, and 2000, respectively, for research and development. Prior to our IPO in August 2000, capital constraints had required us to focus our research and development activity almost exclusively on enhancing and protecting our core technology. We increased our research and development investments in 2001 to accelerate the development of our core technology and to further expand into growing areas such as power semiconductors for RF applications.  As a result of our acquisitions in 2002, we further increased our investment in research and development.

Customers

In 2002, we sold our products to over 2,000 customers worldwide through a network of independent sales representatives and distributors, managed by our sales staff. We sell our products primarily in North America, Europe, and Asia. In 2002, approximately 64% of our revenues were from sales to customers in the United States, 24% from customers in Europe, and 12% from customers in Asia and the rest of the world.

We sell our products both to original equipment manufacturers, or OEMs, and through distributors. In 2002, approximately 79% of our net sales were to OEMs, and 21% were to distributors. Sales to our five largest customers accounted for 37%, 38%, and 48% of our net sales in 2002, 2001, and 2000, respectively. Advanced Energy Industries, Inc. accounted for approximately 9.5% of our net sales in 2002, 10.8% of our net sales in 2001, and 17.2% of our net sales in 2000. Richardson Electronics Ltd. accounted for 12.0% of our sales in 2002 and accounted for less than 10% of our sales in 2001 and 2000.  No other customer exceeded 10% of our net sales during these periods. We provide our customers a 12-month repair or replacement warranty.

Sales, Marketing and Distribution

The principal end-user markets for our products are communications and data processing, semiconductor capital equipment, industrial/medical, and military/aerospace. Our largest volume OEM customers include Advanced Energy Industries, Inc., MKS Instruments, Inc., and Fronius International GmBH. Our leading distributor is Richardson Electronics Ltd. Power semiconductors are typically critical to the performance of our customers’ end products, and we therefore work closely with a number of our large OEM customers in the design phase of their products to ensure that we can meet their performance requirements. Once our products have been designed into end products, they tend to be used through the lifecycle of these end products.

Our internal sales organization consists of five regional sales managers who work under the supervision of the vice president of sales. There is one sales manager for each of Europe and Asia, two for North America and one responsible for distribution sales. Each regional sales manager directs the sales efforts of the independent manufacturers’ representatives and independent distributors in his or her region. We currently have 47 independent manufacturers’ representatives, whose primary focus is developing and servicing major OEM accounts.

We use independent distributors to develop and service our smaller volume accounts worldwide. We have five national distributors in North America, and 16 single country distributors who cover Western Europe and Asia. In 1998, we entered into a strategic agreement with Richardson Electronics Ltd., a worldwide distributor, under which they stock a broad selection of our products on a worldwide basis. This arrangement has enhanced our ability to meet the needs of our smaller volume customers and permitted increased sales to large manufacturing customers by freeing up sales and support resources. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon 30 days notice. We closely monitor inventory levels at our key distributors on a monthly basis.

Our application engineering, product engineering and product marketing organizations provide technical support for the sales force. We employ 21 engineers in these organizations, as well as support staff. Customer service for all of our accounts is handled by our customer service organizations in Bend, Oregon, Santa Clara, California, Montgomeryville, Pennsylvania and Bordeaux, France. Our website gives our customers access to information about us and our products, enables them to request quotations or technical assistance and provides links to our local sales channels worldwide.

Manufacturing and Facilities

RF and Microwave Semiconductors:

The silicon for our RF and Microwave semiconductor products is manufactured in Bend, Oregon, Santa Clara, California and Montgomeryville, Pennsylvania.  We use our own domestic facilities in Santa Clara, California and Montgomeryville, Pennsylvania, in addition to subcontractors in Mexico and Malaysia, to package and test our RF and Microwave semiconductors.  We plan to move more assembly of these products to Mexico and Malaysia which we expect will reduce our assembly costs. In addition, in 2003 we plan to consolidate the silicon manufacturing currently performed in Montgomeryville, Pennsylvania into our Bend, Oregon manufacturing facility. We expect this consolidation to result in lower manufacturing costs.

Switching Power Semiconductors:

The silicon for our switching power semiconductor products is manufactured in our Bend, Oregon facility and by Infineon Technologies at its facility in Austria under a wafer foundry agreement. We use subcontractors in the Philippines and Taiwan to package and test our plastic discrete products. We manufacture and assemble all of our discrete hermetic packages in Bend. Application Specific Power Modules or ASPMs are manufactured at our facility in Bordeaux, France, Bend, Oregon as well as at one of our subcontractor’s facilities in the Philippines. The decision of where to manufacture the ASPMs is based on the complexity of the product, the geographic location of the customer, and other factors.

Our current manufacturing strategy is to expand our use of external subcontractors for the manufacture of our highest volume products. We selected Infineon Technologies as our foundry partner for its ability to process more cost effective six-inch wafers in its state-of-the-art manufacturing facility and for their familiarity with power semiconductors in general. Our agreement with Infineon extends indefinitely and requires a two year notice of termination. In addition, in 2001, in order to provide for additional capacity and capability for silicon manufacturing we signed a foundry agreement with a foundry located in Taiwan.

During 2002, equipment utilization at our internal wafer fabrication facility in Bend was approximately 33%. The Company has implemented two permanent reductions in force affecting 19 and 17 production personnel in September 2001 and February 2002, respectively. The Company’s internal wafer fabrication facility has been sized to support technologies not conducive to outside foundries, custom proprietary products, quick turns, and research and development efforts. The Company will predominantly rely on cost-effective wafer processing subcontractors to support future growth.

We have agreements with Team Pacific and PSI Technologies, subcontractors in the Philippines for assembly and testing of most of our plastic encapsulated discrete products. Our agreements extend through January 26, 2006 and December 31, 2004 with Team Pacific and PSI Technologies, respectively. Our subcontractors currently test a portion of the products that they manufacture for us. Many of the discrete power semiconductors are returned to our Bend facility for further testing prior to shipment to customers. We have begun moving more of the testing operations to these subcontractors, which will permit direct shipment from the subcontractors to our customers. We expect this to reduce our manufacturing costs and production cycle times.

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

Our manufacturing processes emphasize quality and reliability, and involve testing at various stages of the manufacturing process. We test 100% of our products. Our Bend and Santa Clara facilities are certified to IS0-9001 standards and to U.S. military specifications.

Competition

We encounter varying degrees of competition for our products, depending on the nature of the product and the particular market served. Generally, the power semiconductor industry is highly competitive and subject to price erosion.  Many of our competitors are larger companies with greater financial resources. There are a number of companies that manufacture products that compete directly with our products. Our principal competitors include Fairchild Semiconductor, International Rectifier, IXYS, MA/Com, Philips and ST Microelectronics.

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

Intellectual Property Matters

We have received 17 U.S. patents and 21 foreign patents and have applications pending for six additional U.S. and nine foreign patents on different aspects of our core technology. We rely on these patents, trade secret and other intellectual property laws, as well as confidentiality and intellectual property assignment agreements with our employees in Bend, Oregon to protect our proprietary rights. We regard certain of our processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We have also registered trademarks for Power MOS IV®,  Power MOS V®, Power MOS VI® and Power MOS 7®.

We have licensed portions of our intellectual property for commercialization in certain foreign markets. In 1990, we entered into two non-exclusive, non-transferable licenses and technology transfer agreements for the manufacture of our products in Japan. In 1991, we entered into a similar arrangement with a manufacturer in the United Kingdom for sales in Europe only. Each of these agreements resulted in one-time payments to us and entitles us to certain royalties over the life of the licenses. To date, on-going royalties from these licensing arrangements have not been material. In April of 2000, we entered into a joint venture agreement in China, which includes a license and technology transfer agreement for our Power MOS V® and Power MOS VI® technology. This agreement was terminated in accordance with the terms of the agreement by APT in February 2003.

Employees

At December 31, 2002, we had 278 employees. Of these, 143 were at our facilities in Bend, Oregon, 36 were at our facility in Bordeaux, France, 58 at our facility in Santa Clara, California, 40 at our facility in Montgomeryville, Pennsylvania and one was located in Boston, Massachusetts. Our continued success depends heavily on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

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

ITEM 2. PROPERTIES.

We lease a 41,000 square foot building in Bend, Oregon where our internal wafer fab is located, as well as our engineering and research and development organization. We manufacture four-inch wafers in this facility. We lease an 18,000 square foot building in Bend, Oregon that houses some of our administrative functions, as well as some assembly, testing and shipping, and 4,125 square feet in an additional building in Bend, which houses additional administrative functions. We lease a 10,250 square foot facility in Bordeaux, France that houses our ASPM manufacturing, shipping and warehousing functions, as well as the administrative and product development staff for our European operation. In connection with our acquisition of GHz Technology, Inc. in January 2002, we assumed leases for a 9,850 square foot building for semiconductor manufacturing, shipping and warehousing, and research and development, and a 5,000 square feet building for administrative functions. Both buildings are located in Santa Clara, California. In connection with our acquisition of the product lines and certain assets of Microsemi RF Products, Inc, a wholly owned subsidiary of Microsemi Corporation, we purchased a 20,600 square foot building in Montgomeryville, Pennsylvania.  The facility houses semiconductor manufacturing, shipping, warehousing, research and development, and administrative functions for the operation.

ITEM 3. LEGAL PROCEEDINGS.

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts, product liability, environmental, safety and health, and employment matters.  The Company is currently involved in various legal proceedings.  The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On October 1, 2002, APT filed its answer to the IXYS complaint, denying the allegations of patent infringement.  In addition, APT filed a patent infringement counterclaim against IXYS, alleging that IXYS infringes on APT United States Patent No. 5,283,202, entitled “IGBT Device With Platinum Lifetime Control Having Gradient Or Profile Tailored Platinum Diffusion Regions.”  APT has filed with the court several affirmative defenses related to the validity of the IXYS patents.  As stated above, APT does not believe that it infringes upon the IXYS patents cited in the claim and intends to vigorously defend itself in this lawsuit.  The length of time and legal fees associated with the patent infringement litigation with IXYS may be significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol “APTI.” Our common stock began trading on August 8, 2000. The high and low sales prices as reported on the Nasdaq National Market for the period from August 8, 2000 to December 31, 2002 were as follows:

	High	Low

Fiscal year 2002
Quarter 4	$4.92	$2.30
Quarter 3	15.15	3.65
Quarter 2	15.13	11.60
Quarter 1	12.60	10.40
Fiscal year 2001
Quarter 4	11.85	6.50
Quarter 3	15.25	9.45
Quarter 2	18.00	9.13
Quarter 1	21.00	8.50

As of March 3, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $4.11 per share. As of March 3, 2003, there were approximately 99 stockholders of record and approximately 2,300 beneficial stockholders of our common stock.

We have not declared or paid any cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2002	2001	2000(2)	1999(2)	1998(2)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues, net	$43,425	$36,855	$44,168	$27,461	$24,851
Gross profit(1)	12,237	11,832	17,455	9,461	6,412
Net income (loss)(1)	(3,687)	1,796	3,759	(175)	(1,656)
Basic net income (loss) per share	$(0.36)	$0.21	$0.59	$(0.04)	$(0.33)
Diluted net income (loss) per share	$(0.36)	$0.19	$0.50	$(0.04)	$(0.33)
Consolidated Balance Sheet Data:
Working capital	$33,181	$45,508	$42,945	$(1,803)	$515
Total assets	76,948	58,075	57,313	14,184	14,200
Long-term obligations, less current portion	—	—	130	3,525	6,148
Stockholders’ equity (deficit)	71,172	53,948	51,118	(2,475)	(2,451)

(1) In 2002, we acquired GHz Technology, Inc. (effective January 25) and the product lines and certain assets of Microsemi RF Products, Inc. (effective May 24).  As a result of these transactions, during fiscal 2002 we recorded acquisition related charges for purchased in-process research and development (IPR&D), amortization of intangible assets, inventory fair value adjustments and deferred compensation amortization of $4,330, of which $1,974 was included in costs of good sold and $2,356 in operating expenses.  The total amount net of taxes was $3,544.

(2) In 1992, APT was purchased by Hamilton Sundstrand (Sundstrand). On September 6, 1995, Tremoliere LLC (Tremoliere), a company owned by APT’s management group, purchased 51% of APT from Sundstrand for $250 in cash and $3,320 in a note payable to Sundstrand. On January 5, 1998, Tremoliere purchased the remaining 49% interest in APT from Sundstrand for $2,450 in cash. Tremoliere borrowed $3,000 from APT under a promissory note to purchase the remaining 49% and to pay interest accrued on the $3,320 note payable to Sundstrand. In accordance with purchase accounting and push down accounting, APT established a new cost basis for assets and liabilities in January 1998 based on these purchase transactions, and reflected that basis in APT’s consolidated financial statements. After the Company’s IPO in August of 2000, the notes were repaid.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for both switching and RF applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of RF products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

To further our penetration in RF markets, we completed the acquisition of GHz Technology, Inc. and the business of Microsemi RF Products, Inc. in January 2002 and May 2002, respectively.  These acquisitions are part of the Company’s ongoing strategy to expand its product and technology portfolio in the RF power arena through both internal development and acquisitions.  We believe that these acquisitions serve to position APT as an emerging, dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.  These acquisitions have added valuable RF technology and substantial RF engineering, manufacturing and marketing capability to the Company.

In August 2000, we completed an initial public offering, or IPO, of 4,025,000 shares of our common stock, including the underwriters’ over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million. The net remaining proceeds are currently held in various investments and will be used for general corporate purposes, including research and development and possible acquisitions. Our common stock is listed on the Nasdaq National Market under the symbol APTI.

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

Critical Accounting Policies and Estimates

Advanced Power Technology’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires APT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, APT evaluates its estimates, including those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of intangible assets including goodwill, valuation of long-lived assets, contingencies and litigation, and excess component order cancellation costs. APT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

APT believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Product Returns and Warranty Obligations

Standard product revenue is recognized upon shipment of product. APT recognizes revenue on customer-specific products or services based on the terms of customer contracts which are generally based on customer acceptance. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT also provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. APT uses independent distributors to sell its products. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon a 30 days notice and receive certain price protections on purchased products. Sales to distributors are recognized upon shipment, less an allowance for estimated returns based on historical experience.

While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, APT’s warranty obligation is affected by product non-conformance rates, material usage and service delivery costs incurred in correcting a product non-conformance. Should actual product non-conformance rates, material usage, service delivery costs, or distributor returns differ from APT’s estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts

APT maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management regularly reviews the adequacy of the allowance after considering the size of the accounts receivable balance, historical bad debts, the customer’s expected ability to pay and our collection history with each customer. Management reviews significant individual accounts that are past due to determine whether an allowance should be made based on these factors.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value).  APT establishes reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. APT evaluates historical usage of the product, current customer demand, and forecasted usage of the product.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

APT records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While APT considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event APT were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should APT determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

APT values goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Currently APT carries a goodwill balance in connection with acquisitions made in 2002, but has no other intangible assets with indefinite lives.  We annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis and other acceptable valuation methodologies, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

Valuation of Long-Lived Assets

APT values goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We determine the potential impairment using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

Contingencies and Litigation

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Years Ended December 31,
	2002	2001	2000

Revenues, net	100.0%	100.0%	100.0%
Cost of goods sold	67.3	67.9	60.5
Amortization of technology rights and other charges	4.5	—	—
Total cost of goods sold	71.8	67.9	60.5

Gross profit	28.2	32.1	39.5
Operating expenses:
Research and development	8.9	4.9	2.5
Selling, general and administrative	28.4	25.1	22.5
In-process research & development	4.9	—	—
Total operating expenses	42.2	30.0	25.0
Income from operations	(14.0)	2.1	14.5
Other income (expense):
Interest income	1.5	4.4	2.1
Interest expense	(.1)	(.1)	(2.8)
Other, net	0.0	0.0	(0.2)
Income before income taxes	(12.6)	6.4	13.6
Income tax (benefit) expense	(4.1)	1.5	5.1
Net income (loss)	(8.5)%	4.9%	8.5%

Years Ended December 31, 2002 and 2001

Revenues.  Our net revenues for 2002 were $43.4 million, including $15.1 million from GHz Technology, Inc. (GHz) and the business of Microsemi RF Products, Inc (MSC RF), a wholly owned subsidiary of Microsemi Corporation, which APT acquired effective January 25, 2002 and May 24, 2002, respectively. This represents an increase of 17.8% compared to the net revenues of $36.9 million in 2001.  Without the additional revenues from our acquisitions, revenues were $28.3 million in 2002, representing a decline of 23.0% over the prior year. Sales to distributors were approximately 20.8% of total revenues in 2002 compared to 21.4% in 2001.

The semiconductor market experienced record growth up to October 2000, followed by record declines in 2001.  As APT typically lags the overall semiconductor industry, our revenues peaked in the first quarter of 2001 and then we experienced sequentially declining revenues through the fourth quarter of 2001.  Our 2002 revenues had quarterly increases from the low levels of the second half of 2001, but still remain below the levels achieved in 2001 on a year to date basis excluding the impact of acquisitions.  We experienced sequential revenue growth of 16% in each of the first and second quarters of 2002, 6% in the third quarter of 2002, followed by a 15% decline in the fourth quarter of 2002, when excluding revenues from both of our acquisitions.  The year over year decline is mainly due to continued weakness of our sales into the communications and data processing market, which remains well below 2001 levels.

Including the impact of the companies acquired, the 17.8% increase in revenues is largely attributable to increased sales in the military and aerospace market.  The additional revenues contributed by our acquisitions are heavily weighted towards the military and aerospace market and the communications and data processing market, and therefore serve to more evenly diversify our overall revenues from the various markets that we participate in.  In addition, the revenues from the acquired companies significantly increase our position in the RF power market, consistent with our long established strategy.

During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. There were no revenues recognized from the agreement during 2002 and 2001. APT terminated this agreement in February of 2003 in accordance with the terms of the agreement.  As a result, APT will not receive any future payments relative to this agreement.

Gross Profit.  Our gross profit margin was 28.2% in 2002 compared to 32.1% in 2001. Excluding the non-cash purchase accounting charges for the fair value of inventory acquired and the amortization of the technology rights assets, gross profit margin was 32.7% compared to 32.1% in 2002, which had no purchase accounting charges.  As described above, our revenues peaked in the first quarter of 2001 and then subsequently declined through the fourth quarter of 2001.  Accordingly, our gross profit margin in the first half of 2001 was 38.3% followed by 19.4% in the second half of 2001 due to the much lower levels of production and under utilization of our internal manufacturing facilities.  During 2002, we experienced quarterly increases in revenues and production volumes, leading to improved utilization of our internal manufacturing facilities.  We also began to benefit from the cost reduction actions taken in the second half of 2001, as more fully described in the 2001 versus 2000 gross profit section below, such as reducing our overall production personnel levels by approximately 35% or about 35 employees.  Also contributing to our improved gross margins in 2002 is the higher content of our RF power business due to the acquisitions made during the year, which carry a higher overall gross profit rate.  Our RF revenues were approximately 46.3% of total revenue in 2002 compared to 14.5% in 2001. We expect to continue to pursue actions in 2003 that will lower our overall production costs.  These actions include consolidation of internal wafer fabrication operations, greater utilization of low cost offshore assembly subcontractors, and the associated downsizing of our internal assembly operations.

Research and Development Expense.  Our research and development expenses were $3.9 million in 2002 compared to $1.8 million in 2001, or approximately 8.9% and 4.9% of revenues in 2002 and 2001, respectively.  The increased spending over the prior year is primarily due to the additions of GHz and MSC RF, which contributed $2.0 million in 2002, consisting mainly of payroll, supplies, facilities and depreciation charges. Excluding the impact of GHz and MSC RF, research and development charges remained flat over the prior year. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.

Selling, General and Administrative Expense.  Our selling, general and administrative expenses totaled $12.3 million in 2002 compared to $9.3 million in 2001, or approximately 28.4% and 25.1% of revenues in 2002 and 2001, respectively.  The increased spending over the prior year is primarily due to the additions of GHz and MSC RF, which contributed $3.0 million in 2002, consisting mainly of payroll, commissions, facilities, and depreciation charges. Excluding the impact of GHz and MSC RF, selling, general and administrative expenses remained flat over the prior year.  The graduated pay reductions implemented in 2001 were discontinued in the third quarter of 2002. We expect to continue to take actions to reduce selling and administrative expenses during 2003, including consolidation of certain administrative functions and tight control of discretionary spending. We did experience increased legal expenses over 2001 in connection with ongoing patent litigation, as more fully explained in Part I, Item III to this filing.  We have denied infringement of the IXYS patents and have asserted affirmative defenses to our claims.  However, the length of time and legal fees associated with the patent litigation with IXYS may be significant.

Stock Compensation Expense.  Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. Stock compensation expense of $498,000 was recorded in 2002 versus $203,000 in 2001. Of this amount, $187,000 was recorded in cost of goods sold, $73,000 was recorded in research and development expense and $238,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of approximately $149,000 in 2003.

Interest Income (Expense).  Interest income in 2002 was $630,000 compared to $1.7 million in 2001.  The decline in interest income was due to the use of cash and investments to acquire GHz and MSC RF and also due to lower interest rates available in the current market environment.  Interest expense was $60,000 in 2002 compared to $55,000 in 2001.

Income Taxes.  We recorded a tax benefit for 2002 at an effective tax rate of approximately 32.4% compared to a tax rate of 24.0% in 2001. The effective tax rate benefit in 2002 was lower than the federal statutory rate primarily due to the in process research and development charges recorded for financial statement purposes in the GHz acquisition under GAAP which are not deductible for tax purposes.  This was partially offset by the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards and non taxable municipal interest income.  The effective tax rate expense in 2001 was lower than the federal statutory rate primarily due to a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards and non taxable municipal interest income.

Net Loss. Although our revenues increased in 2002 over 2001, we experienced a net loss of $3,687 versus net income of $1,796 in 2001. As a result of our acquisitions during fiscal 2002, we recorded acquisition related charges for purchased in-process research and development (IPR&D), amortization of intangible assets, inventory fair value adjustments and deferred compensation amortization of $4,330, of which $1,974 was included in costs of good sold and $2,356 in operating expenses. The total amount net of taxes was $3,544. Without these purchase related charges our net loss in 2002 would have been $143. This decline in profit is primarily due to a 23% decline in revenues on our existing business before acquisitions, resulting in lower gross profit while our operating expenses remained relatively flat on a before acquisition basis. This resulted in an operating loss on our existing business, which was partially offset by an operating profit on our acquired business. The Company plans to continue pursuing cost containment strategies including consolidation of manufacturing and administrative operations in order to lower our expenses.

Years Ended December 31, 2001 and 2000

Revenues.  Our net revenues were $36.9 million in 2001, a decrease of 16.6% from net revenues of $44.2 million in 2000. The decrease in net revenues in 2001 resulted from significantly lower sales volumes to our customers in the communications and semiconductor capital equipment markets, which declined 19.6% and 39.5%, respectively from 2000. Both of these markets experienced rapid and significant decreases during 2001 as demand from end customers for semiconductor equipment and telecommunications equipment dropped. However, we experienced relative stability in our sales to the industrial, medical and military markets, which combined grew 8.3% from 2000.

During 2000, we entered into a joint venture agreement in China, which included a license and technology transfer agreement for certain of our technologies, in exchange for cash payments totaling $1.5 million over two to three years. Included in revenues in 2000 was $440,000 of technology licensing revenue associated with our joint venture in China. There were no revenues recognized from the agreement during 2001. APT terminated this agreement in February of 2003 in accordance with the terms of the agreement.  As a result, APT will not receive any future payments relative to this agreement.

Gross Profit.  Our gross profit margin was 32.1% in 2001 compared to 39.5% in 2000. The decrease in gross profit margin in 2001 was primarily due to significantly lower fixed cost absorption in the Company’s internal manufacturing facilities, higher levels of non-quality related product returns, and increased inventory reserves.

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

In addition, we had higher levels of non-quality related product returns due to stock rotation rights given to our distributors and some customer returns of excess inventory that bore a high standard margin. Overall, product returns were approximately 11% in the second half of 2001 versus 3% in the first half of 2001 and 2% in 2000. During 2001 we also increased inventory reserves due to higher estimates of excess inventories on hand. We increased reserves in the third and fourth quarter of 2001 by $471,000 and in total by $582,000 for 2001 versus $207,000 in 2000. Finally, gross profit in 2000 included $440,000 related to the technology licensing revenue associated with our joint venture in China, while in 2001 we had no revenues from the joint venture. (See “Revenues” above.)

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

Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $9.3 million in 2001, a decrease of 6.9% from selling, general and administrative expenses of $10.0 million in 2000. The decrease in selling, general and administrative expenses in 2001 principally resulted from $492,000 of decreased commissions on lower revenues; $122,000 of lower salaries due to graduated pay reductions and temporary company shutdowns; and overall reduced discretionary spending in the current market environment. As mentioned above, the Company implemented temporary shutdowns in the third and fourth quarter of 2001, as well as a permanent reduction in force that affected three administrative employees. In addition, in 2001, the Company implemented graduated pay reductions applied to all domestic employees beginning in the third quarter that were increased in the fourth quarter. As a result of the pay reductions, shutdowns, and work force reductions, payroll expenses were reduced by 20% on an annualized basis from the payroll levels in the first half of 2001. Selling, general and administrative expenses also include amortization of goodwill of $262,000 in 2000 versus none in 2001, related to the purchase of APT by six of our senior officers. As a percent of net revenues, selling, general and administrative expense increased to 25.1% in 2001 from 22.5% in 2000, primarily due to the decrease in net revenues.

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

Interest Income (Expense).  Interest expense decreased to $55,000 in 2001 from $1.2 million in 2000. The decrease in interest expense in 2001 was principally a result of the reduction of outstanding debt from the application of proceeds from our IPO in early August 2000. See “Overview” above. We had interest income of $1.7 million in 2001 an increase from $938,000 in 2000, nearly all of which we earned on the investment of proceeds from our IPO in August 2000.

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

Liquidity and Capital Resources

In 2002, we generated approximately $5.1 million from operating activities.  This resulted from our net loss of $3.7 million offset by non-cash charges for depreciation and amortization of $3.5 million, in process research and development of $2.1 million, deferred compensation amortization of $498,000, inventory provisions of $893,000, and a net positive cash flow from operating assets and liabilities of $3.2 million.  A large portion of cash from operations resulted from a lowering of the inventory levels at our newly acquired companies.  The decrease in prepaid expenses and other assets was mainly due to the receipt of tax refunds of $2.1 million.

In 2002, we used approximately $14.7 million in investing activities, which consisted mainly of our acquisitions of GHz and MSC RF, partially offset by net proceeds from the sale and purchase of marketable securities of $14.5 million.  The acquisition of GHz consumed $14.2 million of cash and direct costs, net of cash acquired of $205,000.  The GHz assets acquired included approximately $205,000 in cash and $7.7 million in marketable securities. In addition we issued APT stock and options valued at $20.3 million.  We also purchased $2.6 million of equipment during the period. The acquisition of MSC RF consumed $12.5 million of cash, including direct costs of $260,000.

In 2002, we generated approximately $289,000 from financing activities, which primarily consisted of net proceeds of $367,000 from the exercise of stock options.

As of December 31, 2002, APT had $33.2 million in working capital.  Our trade accounts receivable balance was $6.9 million reflecting a days sales outstanding ratio of 54 days, compared to trade accounts receivable of $3.5 million at December 31, 2001, reflecting a days sales outstanding ratio of 51 days.  Trade accounts receivable balances have increased due to improved sales and the additional companies acquired.  Our inventory balance was $11.9 million reflecting inventory turns of 2.2 times per year, compared to an inventory balance of $9.3 million at December 31, 2001, reflecting inventory turns of 3.1 times per year.  Inventory balances have increased due to the companies acquired during 2002.  Inventory turns decreased over the prior year average as a result of the decline in sales levels experienced in the second half of 2001 and into 2002. The calculations above are based on yearly average balances of trade accounts receivable and inventory, adjusted to include the related opening balances from our acquisitions.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of December 31, 2002, APT had $19.2 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described below. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

As of December 31, 2002, principal commitments consisted of obligations under operating leases as outlined in Part I, Item 2, Properties and in footnote eight to the financial statements. In addition we had certain commitments with vendors as outlined in footnote 9 to the financial statements.  At December 31, 2002 we had capital expenditure commitments of approximately $84,000.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146 - “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of the new rule is not expected to have a material impact on the Company’s statements of position, operations or cash flows.

In November, 2002, the FASB issued FASB Interpretation No. 45 - “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the new rule is not expected to have a material impact on the Company’s statements of position, operations or cash flows.

In December 2002, the FASB issued the SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company applies APB 25 in accounting for its employee stock option plan.

Risk Factors Affecting Business and Results of Operations

This report contains statements which, to the extent that they do not recite historical fact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan” or “continue” and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, us. These risks and uncertainties include, but are not limited to those listed in this report.

We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the factors that we discuss below. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to changes in our expectations.

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

We are increasingly more reliant on third party subcontractors in Europe and Asia for manufacturing, assembly and packaging of most of our products. We have entered into a wafer foundry agreement with Infineon Technologies, an outside foundry located in Europe, which currently provides a significant percentage of our wafers. In addition, during 2001 we signed a wafer foundry agreement with Episil Technologies, located in Taiwan. Our agreement with Infineon extends indefinitely and requires a two-year notice of termination. Our agreement with Episil Technologies extends indefinitely and requires a one-year notice of termination.  We also rely on agreements with Team Pacific and PSI Technologies, subcontractors in the Philippines, for assembly and packaging of most of our switching power semiconductor products. Our agreement with Team Pacific extends through January 26, 2006 and requires Team Pacific to assemble all products we send them, based on rolling periodic forecasts. Our agreement with PSI Technologies extends through December 31, 2004. In addition, we rely on subcontractor services from VERTEK International, Inc. in Mexico and Semiconductor Assembler & Manufacturer, Sdn. Bhd. (SAM) in Malaysia for assembly and packaging of our RF and microwave products.  The agreements with VERTEK and SAM are governed by purchase orders which are periodically renewed.

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

In addition, we have licensed a portion of our intellectual property rights to European and Japanese entities and entered into a joint venture and licensing and technology transfer agreement in China. The China agreement was subsequently terminated effective in February of 2003.  Intellectual property law and practice differs in foreign jurisdictions, and it may prove difficult for us to protect our rights in certain foreign countries. We cannot assure you that our licensing and other arrangements with foreign entities will not result in infringements on our proprietary rights. If we are unable to protect our intellectual property rights, either in the U.S. or abroad, we could face increased competition in the market for our products and technologies, which could negatively affect our sales and ability to expand our business.

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

Although none of our patents or intellectual property rights has been successfully challenged to date, we have been sued by IXYS Corporation for purportedly infringing two of its patents covering power MOSFETs.  We have denied infringement of the IXYS patents and have asserted affirmative defenses to our claims.  Trial is scheduled to commence on May 10, 2004.  We intend to contest IXYS’s claims vigorously but the outcome of this litigation remains uncertain.  No assurance can be provided that a court ruling unfavorable to APT would not materially harm our business.  In addition, the length of time and legal fees associated with the patent litigation with IXYS may be significant.

Additionally, in the future we could be accused of infringing the intellectual property rights of other third parties.  We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual rights by our products.  No assurance can be provided that any future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted or that assertions of infringement if proven to be true will not harm our business.

Strong competition in the power semiconductor market may reduce the demand for our products or the prices of our products, which could reduce our revenues and harm our business.

The power semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the power semiconductor market include:

•              product features and performance;

•              product quality;

•              product reliability;

•              technical knowledge;

•              breadth of product line;

•              competitive pricing; and

•              customer service and support.

Because the market for power semiconductors is diverse and highly fragmented, we encounter different competitors in our various product markets. Our principal competitors in one or more of our product areas include Fairchild Semiconductor, International Rectifier, IXYS, MA/Com, Motorola, Philips and ST Microelectronics.  Many of our competitors have substantially greater technical, financial and marketing resources and greater name recognition than we do. We expect intensified competition from existing power semiconductor suppliers and the possible entry of new competitors. Increased competition could harm our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not harm our financial condition or our operating results. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could harm our business and our financial condition.

Our financial results would be harmed if we were to lose one of our major customers or key distributors.

Several of our major customers account for a significant portion of our net sales each year. During 2002, our top five customers accounted for approximately 37% of our net sales, and one distributor, Richardson Electronics Ltd, accounted for 12% of our net sales. Revenues from Advanced Energy Industries, Inc represented 9.5% of net revenues in 2002. If we lost Richardson Electronics Ltd or one of our other major customers, or if one of them reduced or canceled significant orders, our net income and operating results could be harmed. Richardson Electronics Ltd serves as a significant distributor of our products. If this relationship were discontinued, or if Richardson Electronics Ltd should fail to provide adequate service to our customers, we could lose sales and our operating results would suffer.

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

We may not be able to consummate future acquisitions or integrate acquisition successfully into our business.

We have made two acquisitions since we became a public company in August of 2000, and we plan to pursue additional acquisitions of related businesses.  The expense incurred in consummating the future acquisition of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses.  In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.  In the event of future acquisitions, we could:

•              use a significant portion of our available cash;

•              issue equity securities that would dilute current stockholders’ percentage ownership;

•              incur substantial debt; or

•              assume contingent liabilities.

Should  we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.  Some of the risks associated with acquisitions include:

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

In 2002, approximately 36% of our revenues were from sales to customers located outside of the U.S. We are vulnerable to risks associated with doing business in foreign countries, including tariffs, quotas, taxes and other market barriers, political and economic instability, currency fluctuations and difficulties in staffing and management of overseas operations. In addition, we have supply agreements, assembly agreements, and other relationships with foreign companies that are subject to similar risks.

Failure to attract and retain key technical and management personnel could harm our operating results.

Our success depends upon the continued service of our executive officers and other key management and technical personnel, particularly our development engineers, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced development engineers, systems applications engineers and sales managers. There is intense competition for the services of development engineers in our industry. The loss of the services of one or more of our development engineers, executive officers or other key personnel or our inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could harm our business. We do not currently carry life insurance payable to APT with respect to any of our employees.

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

Our business may be adversely effected by acts of terrorism.

Acts of terrorism could interrupt or restrict our business in several ways.  We rely extensively on the use of air transportation to move our inventory to and from our vendors and to ship finished products to our customers.  If terrorist acts cause air transportation to be grounded or interrupted, our business would be adversely effected.

In addition, acts of terrorism could cause existing export regulations to be changed, which could limit the extent to which we are allowed to export our products.  To the extent that acts of terrorism also reduce customer confidence and create general economic weakness, our business would also be adversely effected.

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

Six members of our senior management own approximately 40% of our outstanding shares of common stock, after the issuance of 1.5 million shares for the acquisition of GHz Technology Inc. As a result, these members of management exercise significant control over all matters requiring stockholder approval. The concentrated holdings of management may result in a delay of, or serve as a deterrent to, possible changes in control of APT, which may reduce the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our long-term investments, we do not expect any material loss with respect to our investment portfolio.

Currently less than 2% of our sales are transacted in local currencies, primarily Euros. As a result, our international results of operations have limited exposure to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in Note 11 of Notes to Consolidated Financial Statements and as listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 14. CONTROLS & PROCEDURES

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

Based on our most recent evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company did not discover:

(a) any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data nor any material weaknesses in internal controls; or

(b) any instances of fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls.

(b) Changes in internal controls

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

2.1

Agreement and Plan of Merger dates as of December 6, 2001, among Advanced Power Technology, Inc., a Delaware corporation (“Parent”), GHz Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and GHz Technology, Inc. a California corporation (the “Company”), incorporated by reference to Exhibits to the 8K filed January 25, 2002.

2.2

Amendment to Agreement and Plan of Merger dated as of January 10, 2002 among Advanced Power Technology, Inc. a Delaware corporation, (“Parent”), GHz Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and GHz Technology, Inc. a California corporation (the “Company”), incorporated by reference to Exhibits to the 8K filed January 25, 2002

2.3

Asset Purchase Agreement as of May 7, 2002 by and between Microsemi RF Products, Inc., a Delaware corporation (the “Seller”, a wholly owned subsidiary of Microsemi Corporation, a Delaware corporation (“Microsemi”) and RF Acquisition Sub, Inc. (the “Purchaser”), a Delaware corporation and a wholly owned subsidiary of Advanced Power Technology, Inc. a Delaware corporation (“APT”), incorporated by reference to Exhibits to the 8K filed May 31, 2002.

3.1

Amended and Restated Certificate and Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective August 8, 2000, Registration No. 333-38418, (“the S-1”)

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibits to the S-1
4.3

Registration Rights Agreement by and among Advanced Power Technology, Inc., a Delaware corporation, and the investors listed on Exhibit A, thereto, incorporated by reference to Exhibits to the 8K filed January 25, 2002

4.4

Escrow Agreement by and among Advanced Power Technology, Inc., a Delaware corporation (“APT”), GHz Technology, Inc., a Delaware corporation (“GHz”), Frank Schneider, solely in his capacity as Shareholder Representative (“Shareholder Representative”), and Silicon Valley Bank (the “Escrow Agent”), incorporated by reference to Exhibits to the 8K filed January 25, 2002

4.5	Form of Common Stock Purchase Warrant between Advanced Power Technology, Inc. and Mark Gates, incorporated by reference to Exhibits to the 8K filed January 25, 2002
5.1	Opinion of Davis Wright Tremaine as to the legality of securities being registered through this Registration Statement, incorporated by reference to the Exhibits of the S-1 filed August 8, 2000.

5.2	Opinion of Davis Wright Tremaine as to the legality of securities being registered through this Registration Statement, incorporated by reference to the Exhibits of the S-8A filed January 25, 2002.
10.1*	Stock Option Plan dated December 31, 1995, as amended, incorporated by reference to Exhibits to the S-1
10.2*	Employment Agreement: Patrick P.H. Sireta, incorporated by reference to Exhibits to the S-1
10.3*	Employment Agreement: Russell J. Crecraft, incorporated by reference to Exhibits to the S-1
10.4*	Employment Agreement: Greg M. Haugen, incorporated by reference to Exhibits to the S-1
10.5*	Employment Agreement: John I. Hess, incorporated by reference to Exhibits to the S-1
10.6*	Employment Agreement: Thomas A. Loder, incorporated by reference to Exhibits to the S-1
10.7*	Employment Agreement: Dah Wen Tsang, incorporated by reference to Exhibits to the S-1
10.8	Lease Agreement between Shevlin No. One and Advanced Power Technology, Inc. dated as of March 6, 1996, as amended, incorporated by reference to Exhibits to the S-1
10.9	Commercial Lease between Glassow Ventures, L.L.C. and Advanced Power Technology, Inc. dated March 6, 1996, incorporated by reference to Exhibits to the S-1
10.10†	North America Distributor Agreement between Richardson Electronics, Ltd. and Advanced Power Technology, Inc. dated as of April 1, 1997, incorporated by reference to Exhibits to the S-1
10.11†	Manufacturing Agreement by and between Siemens AG and Advanced Power Technology, Inc. dated October 14, 1997, incorporated by reference to Exhibits to the S-1
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

10.16†	Subcontract Agreement between Team Pacific Corporation and Advanced Power Technology, Inc. dated January 26, 2000, incorporated by reference to Exhibits to the S-1
10.17	Leases: Bordeaux, France, incorporated by reference to Exhibits to the S-1
10.19	Agreement for Wafer Production and Testing between APT and Episil Technologies, Inc., incorporated by reference to Exhibits to the 10Q for the third quarter of 2001.
21.1	Subsidiaries of Advanced Power Technology, Inc., incorporated by reference to Exhibits to the S-1
23.1	Consent of KPMG LLP
99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                                          Confidential treatment has been requested with respect to certain portions of these agreements. The omitted portions have been filed separately with the Securities and Exchange Commission.

*                                         This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2003.

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN
Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ PATRICK P.H. SIRETA	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Patrick P.H. Sireta

/s/ GREG M. HAUGEN	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Greg M. Haugen	(Principal Financial and Accounting Officer)

/s/ ROBERT C. PEARSON	Director
Robert C. Pearson

/s/ JAMES E. PETERSEN	Director
James E. Petersen

/s/ DOUGLAS S. SCHATZ	Director
Douglas S. Schatz

/s/ ALFRED J. STEIN	Director
Alfred J. Stein

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 OF THE SECURITIES AND EXCHANGE ACT OF 1934

AS ADOPTED PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick Sireta, certify that:

1.	I have reviewed this annual report on Form 10-K of Advanced Power Technology;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) ; and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ PATRICK P.H. SIRETA
President and Chief Executive Officer
March 24, 2003

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 OF THE SECURITIES AND EXCHANGE ACT OF 1934

AS ADOPTED PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Greg Haugen, certify that:

1.	I have reviewed this annual report on Form 10-K of Advanced Power Technology;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) ; and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ GREG M. HAUGEN
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)
March 24, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Advanced Power Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Power Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Power Technology, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon
January 31, 2003

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,708	$16,102
Short-term investments in available-for-sale securities	10,452	17,093
Accounts receivable, net	6,899	3,493
Inventories, net	11,949	9,307
Prepaid expenses and other current assets	2,521	3,422
Total current assets	38,529	49,417
Property and equipment, net	10,617	5,546
Long-term investments in available-for-sale securities	2,000	2,473
Other assets	109	639
Intangible assets, net	9,887	—
Goodwill	15,806	—
Total assets	$76,948	$58,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,873	$2,805
Accrued expenses	2,475	1,104
Total current liabilities	5,348	3,909
Other long term liabilities	428	218
Total liabilities	5,776	4,127
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,503,219 shares issued and 10,394,362 outstanding in 2002, 8,836,637 shares issued and 8,727,780 outstanding in 2001	105	88
Additional paid-in capital	88,490	67,640
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(171)	(166)
Accumulated other comprehensive income	166	117
Accumulated deficit	(15,718)	(12,031)
Total stockholders’ equity	71,172	53,948
Total liabilities and stockholders’ equity	$76,948	$58,075

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000

Revenues, net	$43,425	$36,855	$44,168
Cost of goods sold	29,214	25,023	26,713
Amortization of technology rights and other charges	1,974	—	—
Total cost of goods sold	31,188	25,023	26,713
Gross profit	12,237	11,832	17,455
Operating expenses:
Research and development	3,858	1,810	1,097
Selling, general and administrative	12,313	9,268	9,956
In-process research and development charges	2,108	—	—
Total operating expenses	18,279	11,078	11,053
Income (loss) from operations	(6,042)	754	6,402
Other income (expense):
Interest income	630	1,650	938
Interest expense	(60)	(55)	(1,230)
Other, net	14	14	(105)
Total other income (expense)	584	1,609	(397)
Income (loss) before income taxes	(5,458)	2,363	6,005
Income tax (benefit) expense	(1,771)	567	2,246
Net income (loss)	$(3,687)	$1,796	$3,759
Net income (loss) per share:
Basic	$(0.36)	$0.21	$0.59
Diluted	(0.36)	0.19	0.50
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,248	8,737	6,319
Diluted	10,248	9,368	7,551

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 1999	5,000,020	$50	—	—	$15,048	$(31)	$44		$(17,586)	$(2,475)
Exercise of stock options	16,155	—	571	(17)	22	—	—		—	5
Issuance of warrants	—	—	—	—	460	—	—		—	460
Exercise of warrants	669,643	7	108,286	(1,683)	1,676	—	—		—	—
Tax benefit from exercise of warrants	—	—	—	—	3,117	—	—		—	3,117
Deferred stock compensation	—	—	—	—	576	(576)	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	277	—			277
Issuance of common stock, net	2,830,000	28	—	—	38,256	—	—		—	38,284
Payment of notes related to purchase of APT	—	—	—	—	7,671	—	—		—	7,671
Net income	—	—	—	—	—	—	—	$3,759	3,759	3,759
Unrealized gain on investments	—	—	—	—	—	—	10	10	—	10
Foreign currency translation	—	—	—	—	—	—	10	10	—	10
Comprehensive income								$3,779
Balance, December 31, 2000	8,515,818	85	(108,857)	(1,700)	66,826	(330)	64		(13,827)	51,118
Exercise of stock options	320,819	3	—	—	471	—	—		—	474
Tax benefit from exercise of options	—	—	—	—	304	—	—		—	304
Stock compensation	—	—	—	—	39	—	—		—	39
Amortization of deferred stock compensation	—	—	—	—	—	164	—		—	164
Net income	—	—	—	—	—	—	—	$1,796	1,796	1,796
Unrealized gain on investments	—	—	—	—	—	—	61	61	—	61
Foreign currency translation	—	—	—	—	—	—	(8)	(8)	—	(8)
Comprehensive income								$1,849
Balance, December 31, 2001	8,836,637	88	(108,857)	(1,700)	67,640	(166)	117		(12,031)	53,948
Issuance of shares for acquisition	1,522,976	15	—	—	16,205	—	—		—	16,220
Issuance of stock options for acquisition	—	—	—	—	4,093	—	—		—	4,093
Deferred stock compensation due to acquisition	—	—	—	—	—	(497)	—		—	(497)
Exercise of stock options	143,606	2	—	—	365	—	—		—	367
Tax benefit from exercise of options	—	—	—	—	180	—	—		—	180
Amortization of deferred compensation	—	—	—	—	—	485	—		—	485
Stock compensation	—	—	—	—	14	—	—		—	14
Forfeiture of stock options	—	—	—	—	(7)	7	—		—	—
Net loss	—	—	—	—	—	—	—	$(3,687)	$(3,687)	(3,687)
Unrealized loss on investments	—	—	—	—	—	—	(68)	(68)	—	(68)
Foreign currency translation	—	—	—	—	—	—	117	117	—	117
Comprehensive loss								$(3,638)
Balance, December 31, 2002	10,503,219	$105	(108,857)	$(1,700)	$88,490	$(171)	$166		$(15,718)	$71,172

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3,687)	$1,796	$3,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,498	1,156	1,226
Inventory provision	893	582	207
In-process research and development charges	2,108	—	—
Net gain on disposal of property and equipment	—	—	13
Tax benefit from exercise of warrants and options	180	304	3,117
Deferred taxes	(1,716)	298	(527)
Deferred gain on sale-leaseback	(18)	(17)	—
Non-cash interest expense	—	—	659
Amortization of deferred stock compensation	498	203	277
Amortization of investment discount	154	62	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(835)	3,214	(2,352)
Inventories	1,626	(3,129)	(1,891)
Prepaid expenses and other assets	2,718	(1,660)	(852)
Accounts payable and accrued expenses	(345)	(1,742)	1,350
Net cash provided by operating activities	5,074	1,067	4,986
Cash flows from investing activities:
Purchases of available-for-sale securities	(10,333)	(21,918)	(11,140)
Proceeds from available-for-sale securities	24,838	13,529	—
Acquisitions, net of cash acquired	(26,632)	—	—
Purchase of property and equipment	(2,649)	(2,335)	(2,957)
Proceeds from sale of property and equipment	72	—	—
Net cash used in investing activities	(14,704)	(10,724)	(14,097)
Cash flows from financing activities:
Payments on lines of credit, net	—	—	(4,851)
Payments on capital lease obligations	(78)	(79)	(176)
Proceeds from issuance of long-term debt	—	—	775
Principal payments on long-term debt	—	(20)	(3,486)
Sale of common stock, net of issuance costs	—	—	38,284
Payment of note receivable from officers	—	—	3,580
Exercise of stock options	367	474	5
Net cash provided by financing activities	289	375	34,131
Effects of exchange rate changes on cash	(53)	58	(10)
Net change in cash and cash equivalents	(9,394)	(9,224)	25,010
Cash and cash equivalents at beginning of year	16,102	25,326	316
Cash and cash equivalents at end of year	$6,708	$16,102	$25,326

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for: Interest	$(28)	$(55)	$(591)
Income taxes	2,098	(1,223)	(402)
Supplemental disclosure of non-cash activities:
Issuance of stock and options for acquisitions	20,313	—	—
Issuance of warrants in connection with refinancing	—	—	460
Payment of note payable to Hamilton Sundstrand	—	—	4,091
Unrealized gain (loss) on short-term and long-term investments	(68)	61	28

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(1)           Summary of Significant Accounting Policies

(a) Company Background

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for both switching and RF applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we are strengthening our portfolio of Radio Frequency (RF) products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors.

To further our penetration in RF markets, we completed the acquisition of GHz Technology, Inc. and the business of Microsemi RF Products, Inc. in January 2002 and May 2002 respectively.  These acquisitions are part of the Company’s ongoing strategy to expand its product and technology portfolio in the RF power arena through both internal development and acquisitions.  We believe that these acquisitions serve to position APT as an emerging, dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.  These acquisitions have added valuable RF technology and substantial RF engineering, manufacturing and marketing capability to the Company.

In August 2000, we completed an initial public offering, or IPO, of 4,025,000 shares of our common stock, including the underwriters’ over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million. The net remaining proceeds are currently held in various investments and will be used for general corporate purposes, including research and development and possible acquisitions. Our common stock is listed on the Nasdaq National Market under the symbol APTI.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of APT and its wholly-owned subsidiaries, Advanced Power Technology Europe, SA, Advanced Power Technology RF, Inc. and Advanced Power Technology RF Pennsylvania, Inc.  All intercompany balances have been eliminated in the consolidation of financial statements.

(c) Revenue Recognition, Sales Returns and Allowances

APT complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Standard product revenue is recognized upon shipment of product. APT recognizes revenue on customer-specific products or services based on the terms of customer contracts which are generally based on customer acceptance. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT also provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. APT uses independent distributors to sell its products. Distributors can return up to 5% of the dollar value of products purchased during the prior six months upon a 30 days notice. Sales to distributors are recognized upon shipment, less an allowance for estimated returns based on historical experience. Revenue from certain contractual product sales or license arrangements is deferred and recognized when earned in accordance with the arrangement. The reserve for warranties and sales returns was $351 and $365 as of December 31, 2002 and 2001, respectively. The changes in the reserve for warranties and sales returns for the year ended December 31, 2002 are as follows:

Balance—beginning of year	$365
Fair value of acquisition related balance (Note 3)	133
Provision	1,295
Charge offs	(1,442)
Balance—end of year	$351

(d) Cash Equivalents and Investments

APT classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of U.S. government debt securities and other highly liquid investments with original maturities in excess of three months, but less than one year. Long-term investments consist of highly liquid debt securities with maturities greater than one year. Investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The following is a summary of cash, cash equivalents and investments.

	December 31,
	2002	2001

Cash and cash equivalents:
Municipal bonds and notes	$1,950	$11,150
Money market fund	1,653	4,634
Total cash equivalents	3,603	15,784
Cash	3,105	318
Total cash and cash equivalents	$6,708	$16,102

Short-term investments:
Municipal bonds and notes	$9,952	$12,525
Certificates of deposit	500	—
Corporate debt securities	—	4,568
Total short-term investments	$10,452	$17,093

Long-term investments:
Commercial paper	$1,000	—
Municipal bonds and notes	1,000	$1,060
U.S. government debt securities	—	1,413
Total long-term investments	$2,000	$2,473

(e) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is APT’s best estimate of the amount of probable credit losses in the existing accounts receivable. APT determines the allowance based on historical write-off experience, evaluation of the customer credit condition and general economic data. The allowance for doubtful accounts is reviewed monthly. Past due balances over 60 days and other specified accounts as necessary are reviewed individually. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  APT does not have any off-balance sheet credit exposure with its customers.

Accounts receivable are shown net of allowance for doubtful accounts of $70, $59, and $120 at December 31, 2002, 2001, and 2000, respectively. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2002	2001	2000

Balance—beginning of year	$59	$120	$62
Provision (reduction)	14	(34)	58
Charge offs	(3)	(27)	—
Balance—end of year	$70	$59	$120

(f) Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). The cost of certain inventories has been reduced by $1,690 and $941 as of December 31, 2002 and 2001, respectively.

(g) Property, Equipment, and Long-Lived Assets

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

As required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

(h) Goodwill and Intangible Assets

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment, in accordance with SFAS 142, using a discounted cash flow methodology.

During 2002, goodwill was recognized in connection with two business acquisitions as described in Note 3.  Pursuant to SFAS 142, goodwill is no longer amortized. Amortization of goodwill from acquisitions prior to 2002 was $262 for the year ended December 31, 2000.  There was no amortization of goodwill in 2002 or 2001.

(i) Income Taxes

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

(j) Research and Product Development Expenses

APT expenses the cost of research and development as incurred.  Research and development expenses principally consist of payroll and related costs, facilities and equipment costs, and the costs of prototypes.

(k) Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” defines a fair value based method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income (loss) and, if presented, earnings per share, as if the fair value based method had been applied.

APT has elected to continue to apply the prescribed accounting in Opinion 25 and provide the required disclosures per SFAS 123 and SFAS 148. APT accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring or in Conjunction with Selling Goods or Services.”

APT applies Opinion 25 in accounting for its Plan. Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below.

	Years Ended December 31,
	2002	2001	2000

Net income (loss):
As reported	$(3,687)	$1,796	$3,759
Add: Stock based compensation included in reported net income (loss), net of related tax effects	498	203	277
Deduct: Stock based compensation determined under fair value based method for all awards, net of related tax effects	(2,469)	(1,639)	(756)
Pro forma net income (loss)	$(5,658)	$360	$3,280

Earnings (loss) per share:
Basic – as reported	$(0.36)	$0.21	$0.59
Basic – pro forma	$(0.55)	$0.04	$0.52

Diluted – as reported	$(0.36)	$0.19	$0.50
Diluted – pro forma	$(0.56)	$0.04	$0.43

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards anticipated in future years. The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000

Risk-free interest rate	3.8%	4.6%	6.2%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Volatility	100%	100%	100%

(l) Foreign Currency

The local currency of APT’s foreign subsidiary is the functional currency. Assets and liabilities of APT’s foreign operation are translated into U.S. dollars using exchange rates in effect at the translation date, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of stockholder’s equity (deficit). Gains and losses from foreign currency transactions are included in the consolidated statements of operations in other income (expense).

(m) Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs were not significant during the periods presented.

(n) Net Income (Loss) per Share

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

Incremental dilutive shares included in the calculation of diluted net income (loss) per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income (loss) per share for years ended December 31, 2002, 2001 and 2000 are summarized in the following table.

	For the year ended December 31,
	2002	2001	2000

Incremental dilutive shares included in diluted net income (loss) per share calculation	—	631,000	1,232,000

Anti-dilutive shares excluded from diluted net income (loss) per share calculation	1,105,000	241,000	—

(o) Risk of Technological Change

The markets in which APT competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render APT’s products less desirable or obsolete, which could harm its business.

(p) Costs of Software Developed or Obtained for Internal Use

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

(q) Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management include those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of intangible assets including goodwill, valuation of long-lived assets, contingencies and litigation, and excess component order cancellation costs.

(r) Fair Value of Financial Instruments

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

(s) Concentration of Suppliers

APT relies on external subcontractors for the manufacture of wafers and substantially all the assembly and packaging of certain products. The failure to perform by one of these suppliers could have a material impact on APT’s growth and results of operations.

(2)           Balance Sheet Components

(a) Inventories

Inventories consist of the following:

	December 31,
	2002	2001

Raw materials	$2,806	$1,254
Work in process	6,705	5,587
Finished goods	4,128	3,407
Valuation reserve	(1,690)	(941)
Inventories, net	$11,949	$9,307

The following table presents a roll forward of the inventory valuation reserve:

	For the years ended December 31,
	2002	2001	2000

Balance—beginning of year	$941	$675	$749
Provision	893	582	207
Write offs	(144)	(316)	(281)
Balance—end of year	$1,690	$941	$675

(b) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001

Machinery, furniture and equipment	$19,963	$12,925
Leasehold improvements	1,217	578
Assets in process	847	847
	22,027	14,350
Less accumulated depreciation and amortization	(11,410)	(8,804)
	$10,617	$5,546

(c) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2002	2001

Payroll, commissions and related liabilities	$431	$180
Vacation accrual	443	258
Income taxes payable	562	—
Reserve for warranty and sales return	351	365
Other	688	301
	$2,475	$1,104

(3)           Acquisitions

(a) GHz Technology, Inc.

On January 25, 2002, APT acquired all of the outstanding shares and stock options of GHz Technology, Inc. (GHz), in exchange for cash, APT common stock, and APT stock options.  The company was renamed to Advanced Power Technology RF, Inc. (APTRF).  The GHz assets acquired included approximately $205 in cash and $7,656 in marketable securities.  The transaction was accounted for by the purchase method of accounting, in accordance with SFAS 141, “Business Combinations” and SFAS 142.  APT obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of GHz on January 25, 2002 and forward.  The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash		$13,453
Stock	1,522,976	16,220
Exchanged options	425,823	4,093
Direct costs		910
Total purchase price		$34,676

APT common stock was valued at the average stock price at the time of the transaction.  With respect to stock options exchanged as part of the merger consideration, all vested and unvested GHz options exchanged for APT options are included as part of the purchase price based on their fair value.  The estimated fair value of the options to be assumed by APT is based upon the Black-Scholes model using the following assumptions:

•      Expected life of 5 years

•      Expected volatility of 100%

•      Risk-free interest rate of 4.3%; and

•      Expected dividend rate of 0%

GHz’s products complement APT’s current portfolio of RF products that operate at frequencies ranging from 1 MHz to 100 MHz and are sold into applications such as semiconductor capital equipment, medical imaging, and industrial systems. The GHz products are capable of frequencies ranging from 10 MHz to 3.5 GHz and are primarily sold into applications such as avionics and radar as well as wireless communications and semiconductor capital equipment.

The allocation of purchase price was as follows:

Inventory	$1,944
Property and equipment	2,029
Other tangible assets	8,653
Deferred compensation on unvested stock options assumed	496
Acquired in-process research and development	1,897
Acquired intangible technology rights	7,449
Goodwill	14,196
Net deferred tax liability	(1,988)
Allocated purchase price	$34,676

In connection with this acquisition, the APT recorded a charge of $1,897 for the write-off of in-process research and development (IPR&D).  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, APT recorded an intangible asset for acquired current technology rights in the amount of $7,449, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $14,196.  The IPR&D, technology rights and goodwill amounts are not deductible for tax purposes.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  GHz had three main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  Each contributed from 11% to 62% of the total IPR&D value.  The projects included L Band and S Band radar as well as commercial LDMOS applications.  The projects ranged from 65% to 75% complete.  All projects had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $1,200.  As of December 31, 2002 the projects ranged from 85% to 95% complete with expected completion dates within 2 to 8 months and estimated aggregate cost to complete of $220.

(b)           Microsemi RF Products, Inc.

On May 24, 2002, APT acquired the product lines and certain assets of Microsemi RF Products, Inc. (MSC RF), a wholly-owned subsidiary of Microsemi Corporation, for $12,200 in cash.  The company was renamed to Advanced Power Technology RF Pennsylvania, Inc. (APTRF-PA).  The transaction was accounted for by the purchase method of accounting, in accordance with SFAS 141 and SFAS 142. APT obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of the acquired business on May 24, 2002 and forward.  The purchase price for accounting purposes was $12,200 in cash and $260 in direct costs.

MSC RF produces and sells bipolar RF transistors that are used in a variety of radar, avionics, communications and general purpose applications.  MSC RF’s products complement GHz’s technology as well as APT’s current portfolio of RF products.  The combination of the three companies’ RF products and technologies positions APT as an emerging dominant supplier in bipolar RF power transistors for avionics, radar and non-cellular communications applications.

The allocation of purchase price was as follows:

Inventory	$3,068
Property and equipment	3,089
Other tangible assets	1,168
Acquired in-process research & development	211
Acquired intangible technology rights	3,314
Goodwill	1,610
Allocated purchase price	$12,460

In connection with this acquisition, APT recorded a charge of $211 for the write-off of IPR&D.  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, APT recorded an intangible asset for acquired current technology rights in the amount of $3,314, to be amortized over ten years, the expected life of the technologies.  Total goodwill recorded was $1,610.  The IPR&D, technology rights and goodwill amounts are deductible for tax purposes.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  MSC RF had two main product groups under development at the acquisition date that met the minimum development requirements for IPR&D projects.  The two projects contributed 88% and 12% to the total IPR&D value.  The projects consisted of Junction Field Effect Transistor and Powermite3 applications.  Each project had expected completion dates within 12 to 18 months and an estimated aggregate cost to complete of $30.  As of December 31, 2002 the status of these projects had not changed.

(c)           Pro Forma Condensed Consolidated Results

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

	Years Ended December 31,
	2002	2001

Revenues, net	$47,559	$58,546
Net loss	(2,183)	(2,193)

Net loss per share:
Basic	$(0.21)	$(0.21)
Diluted	$(0.21)	(0.21)
Weighted average number of shares used in the computation of net loss per share:
Basic	10,352	10,260
Diluted	10,352	10,260

(4)           Leases

APT leases its facilities and certain office equipment under non-cancelable operating leases, which expire over the next nine years. Rental expense was $1,534, $526, and $483 for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows as of December 31, 2002:

Year ending December 31:
2003	$1,554
2004	1,371
2005	1,349
2006	812
2007	312
Total	$5,398

During 1996, APT sold its fabrication facility in Bend, Oregon for $1,550 and leased it back under a fifteen-year operating lease agreement. The transaction produced a gain of approximately $259 that is being deferred and amortized over the fifteen-year lease period.

(5)           Taxes

Domestic and foreign pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2002	2001	2000

Domestic	$(5,968)	$1,599	$5,147
Foreign	510	764	858
	$(5,458)	$2,363	$6,005

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2002	2001	2000

Current:
Federal	$(46)	$226	$2,192
State	(9)	43	536
Foreign	—	—	45
	(55)	269	2,773
Deferred:
Federal	(1,455)	223	(370)
State	(261)	75	(157)
	(1,716)	298	(527)
Total	$(1,771)	$567	$2,246

The actual income tax (benefit) expense differs from the expected tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

	Years Ended December 31,
	2002	2001	2000

Expected income tax (benefit) expense	(34)%	34%	34%
Tax exempt municipal interest	(2)	(6)	—
Change in valuation allowance	(4)	(11)	(6)
State income taxes, net of federal benefit	(3)	4	4
Non deductible IPR&D charges	12	—	—
Goodwill amortization	—	—	1
Difference in tax status for pass through entity	—	—	2
Other	(1)	3	2
Actual income tax (benefit) expense	(32)%	24%	37%

The income tax effect of temporary differences and carry forwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Reserves and allowances	$965	$559
Accrued vacation pay	102	53
Net operating loss carry forwards	2,503	1,222
Depreciation and amortization differences	—	142
R&E Credit carry forwards	629	146
Other	57	25
Total gross deferred tax assets	4,256	2,147
Less valuation allowance	(840)	(1,029)
Net deferred tax asset	3,416	1,118
Deferred tax liabilities:
Depreciation and amortization differences	(2,570)	—
Net deferred tax assets	$846	$1,118

As of December 31, 2002, the net deferred tax asset of $846 is recorded on the balance sheet as $1,124 in other current assets and $278 in other long term liabilities. As of December 31, 2001, the net deferred tax asset of $1,118 is recorded on the balance sheet as $636 in other current assets and $482 in other long term assets.

The net changes in the valuation allowance for the years ended December 31, 2002, 2001, and 2000 were decreases of $189, $282, and $357, respectively. APT’s management believes it is more likely than not that APT will realize the benefit of the deferred tax assets, net of the existing valuation allowance, at December 31, 2002.

As of December 31, 2002, APT has federal and state net operating loss carry forwards of $4,160 and $5,701, respectively, which expire beginning in years 2020 through 2022. In addition, APT has federal and state research and experimentation credit carry forwards of $694 which expire beginning in years 2019 through 2022. APT also has foreign net operating loss carry forwards for tax purposes available to offset future income of APT Europe of approximately (Euros) EUR2,165 ($2,270) based on the exchange rate as of December 31, 2002; all of which are available indefinitely.

During the year ended December 31, 2002, APT acquired a net deferred tax liability of $1,988 in connection with the acquisition of GHz Technology, Inc. (See Note 3(a)).

(6)           Stockholders’ Equity

(a) Initial Public Offering

In August 2000, APT completed an initial public offering (IPO) of 4,025,000 shares of common stock, including the underwriters’ over-allotment, at an offering price of $15.00 per share. The IPO included 2,830,000 shares sold by APT and 1,195,000 shares sold by shareholders of APT, and resulted in net proceeds to APT of approximately $38.3 million.

(b) Stock Option Plan

The 1995 Stock Option Plan (the Plan) provides for the granting of stock options to employees, directors and consultants to purchase up to 2,250,000 shares of common stock. Options granted under the Plan are generally granted with exercise prices equal to the stock market price on the date of grant, must generally be exercised while the individual is an employee and within ten years of the date of grant. Options granted typically vest at a rate of 20% per year for five years. As of December 31, 2002, options available for grant were 193,228.

Under the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2002 was $8.65 for options with exercise prices that were less than market price of the stock on date of grant and $8.09 for all other options which had exercise prices equal to stock market price at the time of grant.  During 2002, 425,823 options were issued with exercise prices that were less than the stock market price on the date of grant in connection with the acquisition of GHz Technology, Inc and exchange of outstanding GHz options.  (See Note 3(a)). For the years ended December 31, 2001 and 2000, the weighted average fair value of options granted was approximately $9.82 and $8.03, respectively.  All options issued in 2001 and 2000 had exercise prices equal to market price of the stock on date of grant.

APT has recorded deferred stock compensation of $1,094 through December 31, 2002. This deferred stock compensation is based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally five years, approximately 45%, 26%, 16%, 9% and 4% in years one through five, respectively, consistent with the method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans,” or FIN 28. APT recognized compensation expense of $485, $164, and $277 during the years ended December 31, 2002, 2001, and 2000, respectively, related to these grants.

Deferred stock compensation was $171 as of December 31, 2002 and future amortization expense will be approximately $149 and $22 for the years ending December 31, 2003 and 2004, respectively.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 1999	809,847	$1.45
Granted	269,100	7.77
Exercised	(16,155)	1.43
Forfeited	(5,760)	1.48
Options outstanding at December 31, 2000	1,057,032	3.06
Granted	174,087	13.29
Exercised	(320,819)	1.50
Forfeited	(15,429)	4.63
Options outstanding at December 31, 2001	894,871	5.58
Granted	923,875	7.17
Exercised	(143,606)	2.62
Forfeited	(98,878)	8.42
Options outstanding at December 31, 2002	1,576,172	6.61

The following table summarizes information about stock options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share

$1.40-3.60	698,337	5.2	$1.53	552,394	$1.54
3.61-10.80	321,466	8.8	6.80	88,848	7.09
10.81 - 14.40	444,919	8.8	11.78	100,497	12.92
14.41 - 36.00	111,450	8.1	17.25	48,890	18.73
	1,576,172			790,629

(c) Warrants

On September 6, 1995, APT issued three warrants to financing companies and a bank. Two of the warrants permit the holders to purchase 35,715 shares each and one warrant permits the holder to purchase 35,714 shares of APT’s common stock, each at exercise prices of $1.40 per share. The fair value of $77 was determined using the Black-Scholes methodology using the refinancing date as the measurement date, a risk-free rate of 5.2%, expected dividend yield of 0%, 2-year term and expected volatility of 65%. One warrant to purchase 35,715 shares was exercised in August 2000 and the warrant to purchase 35,714 shares was exercised in September 2000. The remaining warrant to purchase 35,715 shares is exercisable through December 31, 2005.

On November 5, 1998, APT issued warrants to two financing companies in connection with the renegotiations of certain commitments. The warrants permitted the holders to purchase a total of 10,000 shares of APT’s common stock at $1.40 per share. The fair value of the warrants issued of $87 was determined by applying the Black-Scholes methodology using the issuance date as the measurement date, a risk-free rate of 5.15%, expected dividend yield of 0%, a seven-year term and expected volatility of 80%. The warrant values represented a deferred financing cost and were amortized over the term of the debt facility of sixteen months. Warrants to purchase 2,500 shares were exercised in August 2000. The remaining warrant to purchase 7,500 shares is exercisable through December 31, 2005.

On January 25, 2002, APT issued warrants to purchase 5,000 shares of common stock at $1.16 in exchange for an existing outstanding warrant for GHz shares in connection with the purchase of GHz by APT (See Note 3).  The deemed fair value of the warrant issued was immaterial as determined by applying the Black-Scholes methodology, and was capitalized as part of the acquisition costs.  The warrant is exercisable through July 31, 2006.

As of December 31, 2002, warrants to purchase 48,215 shares of common stock were outstanding and exercisable at a weighted average exercise price of $1.38 per share.

(7)           Retirement Benefit Plan

APT has a defined contribution 401(k) plan (401k). Employees in the United States who are at least eighteen years old and have six months of service are eligible to participate in the 401k. Participants may defer up to 15% of eligible compensation. During 2002, APT did not provide any matching contributions to the plan.  During 2001, APT provided matching contributions for the 401k at the rate of 25% of each dollar contributed up to 3% of eligible compensation. Contributions by APT in 2001 were $59. There were no matching contributions to the plan in 2002 or 2000.

(8)           Related Party Transactions

The chief executive officer of Advanced Energy Industries, Inc (Advanced Energy), who is a substantial shareholder of Advanced Energy, serves as a director of APT. For the years ended December 31, 2002, 2001, and 2000, sales to Advanced Energy were approximately $4,122, $4,140, and $7,603, respectively. Accounts receivable from Advanced Energy were $319 and $194  at December 31, 2002 and 2001, respectively.

(9)           Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications.

(a) Geographic Information

APT’s geographic revenues, operating income (loss) and identifiable assets are summarized as follows:

	Years Ended December 31,
	2002	2001	2000

Geographic revenues:
United States	$27,831	$19,722	$24,300
Austria	2,889	3,189	1,030
Germany	2,828	3,288	3,814
China	2,293	3,534	3,647
Other	7,584	7,122	11,377
	$43,425	$36,855	$44,168

Operating income (loss):
United States	$(6,628)	$(54)	$5,305
France	586	808	1,097
	$(6,042)	$754	$6,402

	December 31,
	2001	2001
Identifiable assets:
United States	$74,038	$55,898
France	2,910	2,177
	$76,948	$58,075

(b) Significant Customers

During 2002, the largest customer was our key distributor, Richardson Electronics Ltd., representing 12.0%, 7.9%, and 9.7% of our revenues in 2002, 2001, and 2000, respectively. Revenues from Advanced Energy represented 9.5%, 10.8%, and 17.2% of net revenues in 2002, 2001, and 2000, respectively.

(10)         Commitments and Contingencies

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts, product liability, environmental, safety and health, and employment matters.  The Company is currently involved in various legal proceedings.  The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the length of time and legal fees associated with such litigation may be significant. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

APT has agreements with foundry partners in Europe and Taiwan to process wafers. APT also has agreements with subcontractors in the Philippines, Malaysia, and Mexico for assembly and testing of most of its plastic encapsulated products, which extend through January 2003. At December 31, 2002, APT had commitments to purchase approximately $720 from its foundry partner and $400 from its packaging and testing subcontractors.

(11)         Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2002
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenues, net	$8,239	$10,694	$13,052	$11,440
Gross profit(1)	2,235	3,055	3,908	3,039
Operating loss(1)	(3,193)	(1,139)	(446)	(1,264)
Net income (loss)(1)	(2,565)	(545)	64	(641)
Basic net income (loss) per share	$(0.26)	$(0.05)	$0.01	$(0.06)
Diluted net income (loss) per share	$(0.26)	$(0.05)	$0.01	$(0.06)

	Year Ended December 31, 2001
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenues, net	$13,158	$11,526	$6,838	$5,333
Gross profit	5,214	4,252	1,309	1,057
Operating income (loss)	2,137	1,119	(1,020)	(1,482)
Net income (loss)	1,782	1,143	(417)	(712)
Basic net income (loss) per share	$0.21	$0.13	$(0.05)	$(0.08)
Diluted net income (loss) per share	$0.19	$0.12	$(0.05)	$(0.08)

	Year Ended December 31, 2000
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenues, net	$9,561	$10,080	$12,058	$12,469
Gross profit	3,383	3,745	4,825	5,502
Operating income	851	1,196	1,781	2,574
Net income	244	250	1,319	1,946
Basic net income per share	$0.05	$0.05	$0.19	$0.23
Diluted net income per share	$0.04	$0.04	$0.16	$0.21

(1)  In 2002, we acquired GHz Technology, Inc. (effective January 25) and the product lines and certain assets of Microsemi RF Products, Inc. (effective May 24).  As a result of these transactions, during fiscal 2002 we recorded acquisition related charges for purchased in-process research and development (IPR&D), amortization of intangible assets, inventory fair value adjustments and deferred compensation amortization of $4,330, of which $1,974 was included in costs of good sold and $2,356 in operating expenses.  The total amount net of taxes was $3,544. The total charges by quarter were pre-tax $2,353, $842, $603, $532 and after tax $2,178, $519, $483, $364 in the first, second, third and fourth quarters, respectively.