Form 10-Q
period 2003-03-31
ADVANCED POWER TECHNOLOGY INC
filed 2003-05-13
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(541) 382-8028
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2003 was 10,402,737 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,990	$6,708
Short-term investments in available-for-sale securities	8,073	10,452
Accounts receivable, net of allowance of $161 (2003) and $70 (2002)	7,195	6,899
Inventories, net	11,728	11,949
Prepaid expenses and other current assets	2,329	2,521
Total current assets	37,315	38,529

Property and equipment, net of accumulated amortization and depreciation of $12,197 (2003) and $11,410 (2002)	10,501	10,617
Long-term investments in available-for-sale securities	2,000	2,000
Other assets	181	109
Technology rights, net of accumulated amortization of $1,146 (2002) and $876 (2002)	9,618	9,887
Goodwill	15,570	15,806
Total assets	$75,185	$76,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,782	$2,873
Accrued expenses	1,735	2,475
Total current liabilities	4,517	5,348
Other long term liabilities	423	428
Total liabilities	4,940	5,776

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,511,594 issued and 10,402,737 shares outstanding in 2003; 10,503,219 shares issued and 10,394,362 shares outstanding in 2002	105	105
Additional paid-in capital	88,502	88,490
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(124)	(171)
Accumulated other comprehensive income	189	166
Accumulated deficit	(16,727)	(15,718)
Total stockholders’ equity	70,245	71,172
Total liabilities and stockholders’ equity	$75,185	$76,948

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues, net	$11,159	$8,239
Cost of goods sold	7,752	5,612
Amortization of technology rights and other charges	284	392
Total cost of goods sold	8,036	6,004
Gross profit	3,123	2,235

Operating expenses:
Research and development	833	1,021
Selling, general and administrative	3,931	2,510
In-process research and development	—	1,897
Total operating expenses	4,764	5,428
Loss from operations	(1,641)	(3,193)
Interest income, net	56	219
Other income, net	11	39
Loss before income tax benefit	(1,574)	(2,935)
Income tax benefit	(565)	(370)
Net loss	$(1,009)	$(2,565)

Net loss per share:
Basic	$(0.10)	$(0.26)
Diluted	(0.10)	(0.26)
Weighted average number of shares used in the computation of net loss per share:
Basic	10,400	9,859
Diluted	10,400	9,859

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Three Months Ended March 31,
		2003	2002
	Cash flows from operating activities:
	Net loss	$(1,009)	$(2,565)
	Adjustments to reconcile net loss to net cash (used) provided by operating activities:
	Depreciation and amortization	1,063	625
	Inventory provisions	(142)	—
	Amortization of deferred stock compensation	47	146
	Amortization of investment premium	13	36
	Deferred gain on sale-leaseback	(4)	(5)
	Non-cash charge for in-process research & development	—	1,897
	Changes in operating assets and liabilities, net of effects of acquisitions:
	Accounts receivable	(273)	(765)
	Inventories	388	849
	Prepaid expenses and other assets	(214)	1,781
	Accounts payable and accrued expenses	(272)	(301)
	Net cash (used) provided by operating activities	(403)	1,698
	Cash flows from investing activities:
	Purchases of available-for-sale securities	(1,000)	(1,000)
	Proceeds from sale of available-for-sale securities	3,363	3,736
	Payment for acquisitions, net of cash acquired	—	(14,085)
	Proceeds from sale of property and equipment	97	72
	Purchase of property and equipment	(773)	(259)
	Net cash (used) provided by investing activities	1,687	(11,536)
	Cash flows from financing activities:
	Payments on capital lease obligations	(20)	(18)
	Proceeds from exercise of stock options	12	94
	Net cash (used) provided by financing activities	(8)	76
	Effects of exchange rate changes on cash	6	5
	Net change in cash and cash equivalents	1,282	(9,757)
	Cash and cash equivalents at beginning of period	6,708	16,102
	Cash and cash equivalents at end of period	$7,990	$6,345

	Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:	Interest	$(14)	$(29)
	Income taxes	225	1,395

	Supplemental disclosure of noncash activities:
	Unrealized gain (loss) on short-term and long-term investments	$(2)	$(35)
	Issuance of stock and options for acquisition of business	—	20,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2002 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.  The financial information as of December 31, 2002 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

APT’s financial quarters are 13 week periods. The first quarter of 2003 ended on March 30 and the first quarter of 2002 ended on March 31.  For convenience, the first quarters of 2003 and 2002 are shown as ended on March 31.

Note 2. Summary of Significant Accounting Policies

(a) Revenue Recognition, Sales Returns and Allowances

The balances and changes in reserve for warranties and sales returns for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002

Balance – beginning of period	$351	$365
Fair value of acquisition related balance	—	58
Provisions	244	287
Charge offs	(306)	(191)
Balance – end of period	$289	$519

(d) Stock-Based Compensation

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

	Three Months Ended March 31,
	2003	2002

Net income (loss):
As reported	$(1,009)	$(2,565)
Add: Stock based compensation included in reported net income (loss), net of related tax effects	47	146
Deduct: Stock based compensation determined under fair value based method for all awards, net of related tax effects	(438)	(554)
Pro forma net income (loss)	$(1,400)	$(2,973)

Earnings (loss) per share:
Basic and Diluted – as reported	$(0.10)	$(0.26)
Basic and Diluted – pro forma	$(0.13)	$(0.30)

(e) Net Income (Loss) Per Share

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

Incremental dilutive shares included in the calculation of diluted net income (loss) per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2003 and 2002 are summarized in the following table.

	Three Months Ended March 31
	2003	2002

Incremental dilutive shares included in diluted net income per share calculation	—	—

Anti-dilutive shares excluded from diluted net income (loss) per share calculation	1,179,000	902,000

Note 3. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss)  includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended March 31,
	2003	2002

Net loss	$(1,009)	$(2,565)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	25	(9)
Unrealized loss on available for sale securities	(2)	(35)
Comprehensive loss	$(986)	$(2,609)

Note 4. Inventories, net

	March 31, 2003	December 31, 2002

Raw materials	$2,786	$2,806
Work in process	6,421	6,705
Finished goods	4,063	4,128
	13,270	13,639
Valuation reserve	(1,542)	(1,690)
	$11,728	$11,949

Note 5. Acquisitions

(a                                     GHz Technology, Inc.

On January 25, 2002, APT acquired all of the outstanding shares and stock options of GHz Technology, Inc. (GHz), in exchange for cash, APT common stock, and APT stock options.  The company was renamed Advanced Power Technology RF, Inc. (APTRF).  The GHz assets acquired included approximately $205 in cash and $7,656 in marketable securities.  The transaction was accounted for by the purchase method of accounting, in accordance with SFAS 141, “Business Combinations” and SFAS 142.  APT obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of GHz on January 25, 2002 and forward.

(b)                                 Microsemi RF Products, Inc.

On May 24, 2002, APT acquired the product lines and certain assets of Microsemi RF Products, Inc. (MSC RF), a wholly-owned subsidiary of Microsemi Corporation, for $12,200 in cash.  The company was renamed Advanced Power Technology RF Pennsylvania, Inc. (APTRF-PA).  The transaction was accounted for by the purchase method of accounting, in accordance with SFAS 141 and SFAS 142. APT obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of the acquired business on May 24, 2002 and forward

(c)                                Pro Forma Condensed Consolidated Results

The following table reflects the unaudited combined results of APT, GHz, and MSC RF as if the acquisitions had taken place as of January 1, 2002.  The pro forma information includes non-cash charges for amortization of technology rights, inventory fair value adjustments, depreciation and deferred compensation related to the acquisitions, consistent with generally accepted accounting principles.  The period excludes a charge of $1,897 for in-process research and development expense.  The pro forma information does not necessarily reflect the actual results that would have occurred if the companies had been combined during the period nor is it necessarily indicative of future results of operations for the combined companies.

	Three Months Ended March 31,
	2003	2002

Revenues, net	$11,159	$11,033
Net loss	(1,009)	(1,325)

Net loss per share:
Basic	$(0.10)	$(0.13)
Diluted	(0.10)	(0.13)
Weighted average number of shares used in the computation of net loss per share:
Basic	10,400	10,277
Diluted	10,400	10,277

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the cost and liability associated with patent infringement litigation, the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,
	2003	2002

Revenues, net	100.0%	100.0%
Cost of goods sold	69.5	68.1
Amortization of technology rights and other charges	2.5	4.8
Total cost of goods sold	72.0	72.9
Gross profit	28.0	27.1
Operating expenses:
Research and development	7.5	12.4
Selling, general and administrative	35.2	30.5
In-process research and development	—	23.0
Total operating expenses	42.7	65.9
Loss from operations	(14.7)	(38.8)
Interest and other income, net	0.6	3.1
Loss before income tax benefit	(14.1)	(35.7)
Income tax benefit	(5.1)	(4.5)
Net loss	(9.0)%	(31.2)%

Revenues.  Revenues for the first quarter of 2003 were $11.2 million, up 35.4% from $8.2 million in the first quarter of 2002, and down 2.5% from $11.4 million for the fourth quarter 2002.  Excluding the acquisitions of GHz Technology Inc. (GHz) and the business of Microsemi RF Products, Inc., which were completed on January 25, 2002 and May 24, 2002, respectively, first quarter 2003 revenues were up 10.9% over the year ago quarter.  On a before acquisition basis, the increase in revenues over the prior year quarter is attributable to higher sales to the industrial/medical and semiconductor capital equipment markets.  APT’s sales into the semiconductor capital equipment and industrial/medical markets hit a trough in the second half of 2001, and then strengthened in the second half of 2002 and first quarter of 2003, although with significant quarter to quarter variability.

Including the impact of the companies acquired, the 35.4% increase in revenues over the prior year quarter is a result of growth across all of the markets we serve, which include: communications/data processing, semiconductor capital equipment, industrial/medical and military/aerospace. Compared to the fourth quarter of 2002, we saw sequential increases in the communications/data processing and semiconductor capital equipment markets, offset by a sequential decline in the industrial/medical segment.  This decrease was driven primarily by lower sales to one customer in medical imaging applications as a result of reduced end customer demand and by the impact of a last time buy shipment made in the fourth quarter of 2002.

Sales to distributors were approximately 25% of revenues in the first quarter of 2003, compared to our 2002/2001 average of 21%.  We monitor inventory levels at our distributors on a monthly basis.  During the first quarter of 2003, inventories at our US distributors decreased and sales to end customers increased sequentially by 16% from the fourth quarter of 2002.

Sales of our higher margin RF products represented approximately 47.8% in the first quarter of 2003 compared to 36.2% in the first quarter of 2002.

Gross Profit.  Gross profit for the first quarter of 2003 was 28.0% compared to 27.1% in the first quarter of 2002 and 26.6% in the fourth quarter of 2002.  Excluding the non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 30.5% for the first quarter of 2003 compared to 31.9% in the first quarter of 2002 and 30.6% in the fourth quarter of 2002.  Although our revenues increased by 35.4% in the first quarter of 2003 compared to the first quarter of 2002, when excluding the non-cash purchase accounting adjustments, our gross margin percentage declined in the first quarter of 2003 compared to the first quarter of 2002. The decline in gross margin percentage is due to slightly more unfavorable product mix and low fixed cost absorption at the Microsemi RF Products Inc business we acquired on May 24, 2002, which contributed gross margin at a lower percentage rate than our overall business.  The company is pursuing actions to reduce our production costs, which we expect will lower our overall breakeven point.  These include the consolidation of internal wafer fabrication operations at our Bend facility and greater utilization of low cost offshore assembly subcontractors associated with corresponding downsizing of internally assembly operations.

Research and Development Expense.  First quarter of 2003 research and development expenses were $833,000 or 7.5% of revenues, compared to $1.0 million in the first quarter of 2002 or 12.4% of revenues.  The decrease in spending over the prior year quarter is primarily due to lower expenditures for supplies and materials used in research and development expenses which were high in the first quarter of 2002 in order to support the introduction of a number of new products, especially in our Power MOS7© technology.  The lower spending was partially offset by additional research and development expenses contributed by the companies we acquired in 2002.  The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.

Selling, General and Administrative Expense.  First quarter of 2003 selling, general and administrative expenses were $3.9 million or 35.2% of revenues, compared to $2.5 million in the first quarter of 2003 or 30.5% of revenues and $3.4 million in the fourth quarter of 2002 or 30.1% of revenues.  The increase in selling, general and administrative expenses over the prior year quarter is partially due to $527,000 of incremental spending at the subsidiaries we acquired at the end of January and May of 2002.  This amount includes a $240,000 severance charge in the first quarter of 2003 due to an organizational restructuring.  The remaining $894,000 increase over the prior year quarter is partially due to increased legal expenses in connection with the ongoing patent litigation, as more fully explained in Part II, Item 1 to this filing.  We have denied infringement of the IXYS patents and have asserted affirmative defenses to our claims.  However, the length of time and legal fees associated with the patent litigation with IXYS may be significant. The remaining increase over the prior year quarter is due to higher payroll expenses, as the graduated pay reductions implemented in 2001 were discontinued in the third quarter of 2002, higher insurance costs and additional depreciation charges due to capital additions for technology infrastructure.  The increase in selling, general and administrative expenses over the fourth quarter of 2002 is primarily due to the increased legal expenses and a severance charge in the first quarter of 2003 as mentioned above.

Stock Compensation Expense.  Stock compensation expense includes costs relating to stock-based employee compensation arrangements, and is based on the difference between the fair market value of our common stock on the date of grant of options and the exercise price of options to purchase that stock. Stock compensation expense is recognized over the vesting periods of the related options, typically five years. On a consolidated basis, stock compensation expense of $47,000 was recorded in the first quarter of 2003. Of this amount, $14,000 was recorded in cost of goods sold and $33,000 was recorded in selling, general and administrative expense. Stock compensation expense of $146,000 was recorded in the first quarter of 2002. Of this amount, $64,000 was recorded in cost of goods sold, $22,000 was recorded in research and development expense and $60,000 was recorded in selling, general and administrative expense. We expect to record stock compensation expense of $39,000 in the second quarter of 2003.

Interest and other income, net.  Interest and other income, net, which includes interest income, interest expense and other expense, was $67,000 in the first quarter of 2003 compared to $258,000 in the first quarter of 2002.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $56,000 in the first quarter of 2003 compared to $219,000 in the first quarter of 2002.  The decline in interest income is primarily due to lower interest rates available in the current investment market and a lower investment balance due to cash used for the acquisitions we made in 2002.

Income Tax Expense (Benefit).  We recorded a tax benefit in the first quarter of 2003, at an effective tax rate of 35.9%.  The first quarter tax rate benefit is lower than the expected tax rate primarily due to a foreign net operating loss in the quarter which carries a full valuation allowance. Our effective tax rate in the first quarter of

2002 was 12.6%. The effective tax rate in the first quarter of 2002 was lower than the federal statutory rate primarily due to the in process research and development expenses, which are not deductible for tax purposes and the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.

Valuation of Goodwill and Intangible Assets with Finite Lives.  Due to recent stock market and economic conditions, the Company will perform an interim impairment analysis in the second quarter of 2003.  The Company has engaged the services of an outside valuation specialist for this project.  The results of this analysis might require that the Company record a non-cash charge for the amount of any impairment deemed to have occurred.

Liquidity and Capital Resources

In the first three months of 2003, we used approximately $403,000 in operating activities.  This primarily resulted from our net loss of $1.0 million and a negative cash flow from operating assets and liabilities of $371,000, offset by non-cash charges for depreciation and amortization of $1.1 million.

In the first three months of 2003, we generated $1.7 million from investing activities, which consisted mainly of net proceeds from the sale of available-for-sale securities of $2.4 million, offset by purchases of $773,000 of fixed assets.  Our purchases of fixed assets were for technology infrastructure and facility and equipment expenditures at our Bend facility in support of the consolidation of wafer fab operations from our Pennsylvania facility to Bend.

In the first three months of 2003, we used approximately $8,000 in financing activities, which primarily consisted of the payment of capital lease obligations of $20,000 offset by the net proceeds of $12,000 from the exercise of stock options.

As of March 31, 2003 APT had $32.8 million in working capital.  Our trade accounts receivable balance was $7.2 million reflecting a days sales outstanding ratio of 58 days, compared to trade accounts receivable of $6.9 million at December 31, 2002, reflecting a days sales outstanding ratio of 63 days.  Our inventory balance was $11.7 million reflecting inventory turns of 2.7 times per year, compared to an inventory balance of $11.9 million at December 31, 2002, reflecting inventory turns of 2.8 times per year. The calculations above are based on quarterly average balances of trade accounts receivable and inventory and annualized quarterly sales and cost of goods sold.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of March 31, 2003, APT had $18.1 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2002. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

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

Currently less than 2% of our sales are transacted in local currencies, primarily Euros. As a result, our international results of operations have limited exposure to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in internal controls

None.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On October 1, 2002, APT filed its answers to the IXYS allegations of patent infringement.  In addition, APT filed a patent infringement counterclaim against IXYS, alleging that IXYS infringes on APT United States Patent No. 5,283,202, entitled “IGBT Device With Platinum Lifetime Control Having Gradient Or Profile Tailored Platinum Diffusion Regions.”  APT has filed with the court several affirmative defenses related to the validity of the IXYS patents.  In addition, APT does not believe that it infringes upon the IXYS patents cited in the claim.  APT plans to vigorously defend itself in this lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2003

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
May 12, 2003

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
May 12, 2003