Form 10-Q
period 2003-06-30
ADVANCED POWER TECHNOLOGY INC
filed 2003-08-12
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2003 was 10,412,007 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,884	$6,708
Short-term investments in available-for-sale securities	6,751	10,452
Accounts receivable, net of allowance of $222 (2003) and $70 (2002)	7,375	6,899
Inventories, net	12,699	11,949
Prepaid expenses and other current assets	2,359	2,521

Total current assets	40,068	38,529

Property and equipment, net of accumulated amortization and depreciation of $12,961 (2003) and $11,410 (2002)	10,084	10,617
Long-term investments in available-for-sale securities	1,000	2,000
Other assets	111	109
Technology rights, net of accumulated amortization of $1,415 (2003) and $876 (2002)	9,349	9,887
Goodwill	15,570	15,806

Total assets	$76,182	$76,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,416	$2,873
Accrued expenses	2,128	2,475

Total current liabilities	5,544	5,348
Other long term liabilities	418	428

Total liabilities	5,962	5,776

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,515,207 issued and 10,406,350 shares outstanding in 2003; 10,503,219 shares issued and 10,394,362 shares outstanding in 2002	105	105
Additional paid-in capital	88,507	88,490
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(84)	(171)
Accumulated other comprehensive income	238	166
Accumulated deficit	(16,846)	(15,718)

Total stockholders’ equity	70,220	71,172

Total liabilities and stockholders’ equity	$76,182	$76,948

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues, net	$12,487	$10,694	$23,646	$18,933

Cost of goods sold	7,777	7,074	15,529	12,686
Amortization of technology rights and other charges	280	565	564	957
Total cost of goods sold	8,057	7,639	16,093	13,643

Gross profit	4,430	3,055	7,553	5,290

Operating expenses:
Research and development	668	960	1,501	1,981
Selling, general and administrative	3,703	3,023	7,634	5,533
In-process research and development	—	211	—	2,108

Total operating expenses	4,371	4,194	9,135	9,622

Income (loss) from operations	59	(1,139)	(1,582)	(4,332)

Interest income, net	52	162	108	381
Other expense, net	(145)	(48)	(134)	(9)

Loss before income tax expense (benefit)	(34)	(1,025)	(1,608)	(3,960)
Income tax expense (benefit)	85	(480)	(480)	(850)

Net loss	$(119)	$(545)	$(1,128)	$(3,110)

Net loss per share:
Basic and diluted	$(0.01)	$(0.05)	$(0.11)	$(0.31)
Weighted average number of shares used in the computation of net loss per share:
Basic and diluted	10,404	10,356	10,402	10,105

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Six Months Ended June 30,
		2003	2002
	Cash flows from operating activities:
	Net loss	$(1,128)	$(3,110)
	Adjustments to reconcile net loss to net cash provided by operating activities:
	Depreciation and amortization	2,094	1,477
	Inventory provisions	(35)	170
	Amortization of deferred stock compensation	87	276
	Amortization of investment premium	14	77
	Deferred gain on sale-leaseback	(8)	(9)
	Non-cash charge for in-process research & development	—	2,108
	Changes in operating assets and liabilities, net of effects of acquisitions:
	Accounts receivable	(414)	(1,267)
	Inventories	(632)	1,523
	Prepaid expenses and other assets	(86)	1,570
	Accounts payable and accrued expenses	645	155

	Net cash provided by operating activities	537	2,970

	Cash flows from investing activities:
	Purchases of available-for-sale securities	(1,000)	(4,480)
	Proceeds from sale of available-for-sale securities	5,683	15,066
	Payment for acquisitions, net of cash acquired	—	(26,569)
	Proceeds from sale of property and equipment	97	72
	Purchase of property and equipment	(1,121)	(1,013)

	Net cash (used) provided by investing activities	3,659	(16,924)

	Cash flows from financing activities:
	Payments on capital lease obligations	(41)	(36)
	Proceeds from exercise of stock options	17	342

	Net cash (used) provided by financing activities	(24)	306

	Effects of exchange rate changes on cash	4	4

	Net change in cash and cash equivalents	4,176	(13,644)
	Cash and cash equivalents at beginning of period	6,708	16,102

	Cash and cash equivalents at end of period	$10,884	$2,458

	Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:	Interest	$(25)	$(38)
	Income taxes	218	1,395

	Supplemental disclosure of noncash activities:
	Unrealized gain (loss) on short-term and long-term investments	$(2)	$(42)
	Issuance of stock and options for acquisition of business	—	20,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2002 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.  The financial information as of December 31, 2002 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

APT’s financial quarters are 13 week periods. The second quarter of 2003 ended on June 29 and the second quarter of 2002 ended on June 30.  For convenience, the second quarters of 2003 and 2002 are both shown as ended on June 30.

Note 2. Summary of Significant Accounting Policies

(a) Revenue Recognition, Sales Returns and Allowances

The balances and changes in reserve for warranties and sales returns for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance – beginning of period	$289	$519	$351	$365
Fair value of acquisition related balance	—	75	—	133
Provisions	337	304	581	591
Charge offs	(251)	(378)	(557)	(569)
Balance – end of period	$375	$520	$375	$520

(b) Stock-Based Compensation

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

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net loss would have been the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss:
As reported	$(119)	$(545)	$(1,128)	$(3,110)
Add: Stock based compensation included in reported net loss, net of related tax effects	40	130	88	276
Deduct: Stock based compensation determined under fair value based method for all awards, net of related tax effects	(440)	(568)	(879)	(1,122)
Pro forma net loss	$(519)	$(983)	$(1,919)	$(3,956)

Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.05)	$(0.11)	$(0.31)
Basic and diluted – pro forma	$(0.05)	$(0.10)	$(0.18)	$(0.39)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2003	2002

Risk-free interest rate	2.6-2.9%	3.8%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Volatility	100%	100%

(c) Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.  Anti-dilutive potential common shares are excluded from the diluted net income share calculation.  Dilutive net loss per share excludes all potential common shares from the calculation as the impact would be anti-dilutive.

There were no incremental dilutive shares included in the calculation of diluted net loss per share because the impact would be anti-dilutive. Incremental anti-dilutive shares that were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2003 and 2002 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Anti-dilutive shares excluded from diluted net loss per share calculation	1,233,000	852,000	1,205,000	906,000

Note 3. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss)  includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(119)	$(545)	$(1,128)	$(3,110)

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	—	(7)	(2)	(42)
Foreign currency translation adjustment	49	111	74	102
Comprehensive loss	$(70)	$(441)	$(1,056)	$(3,050)

Note 4. Inventories, net

	June 30, 2003	December 31, 2002

Raw materials	$3,095	$2,806
Work in process	6,811	6,705
Finished goods	4,425	4,128
	14,331	13,639
Valuation reserve	(1,632)	(1,690)
	$12,699	$11,949

Note 5. Acquisitions

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002

Revenues, net	$12,034	$23,067
Net loss	(546)	(1,871)

Net loss per share:
Basic and diluted	$(0.05)	$(0.18)
Weighted average number of shares used in the computation of net loss per share:
Basic and diluted	10,356	10,314

Note 8. SEGMENT INFORMATION

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications.

Note 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of its business, including those related to litigation over intellectual property rights, commercial transactions, contracts and environmental matters.  The Company is currently involved in various legal proceedings.  The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, the length of time and legal fees associated with the patent litigation with IXYS may be significant. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

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

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to the ability of subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; the cost and liability associated with patent infringement litigation; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Overview

We are a leading designer, manufacturer and marketer of high-performance power semiconductors and modules for both switching and RF applications. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency, permit the design of more compact end products and improve features and functionality. We are primarily focused on the high power, high frequency segment of the power semiconductor market. High power refers to the ability to dissipate above one kilowatt, and high frequency refers to the ability to switch on and off at rates above 100 kilohertz. In addition we have strengthened our portfolio of RF products that operate at frequencies ranging from 1 megahertz to 100 megahertz. RF generally refers to the ability to operate at frequencies above 1 megahertz. We sell our products primarily in North America, Europe, and Asia, through a network of independent sales representatives and distributors. Our common stock is listed on the Nasdaq National Market under the symbol APTI.

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

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of our Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Product Returns and Warranty Obligations

Product revenue is recognized upon shipment of product. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. APT uses independent distributors to sell some of its products. Distributors can return up to 5% of the dollar value of products purchased during the prior six months and receive certain price protections on purchased products. Sales to distributors are recognized upon shipment, less an allowance for estimated returns based on historical experience.

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

Excess and Obsolete Inventories

 Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value).  APT establishes reserves for estimated unmarketable (excess) or obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. APT evaluates historical usage of the product, current customer demand, and forecasted usage of the product.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives

APT values goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. (SFAS) 142 “Goodwill and Other Intangible Assets.”  Currently APT carries a goodwill balance in connection with acquisitions made in 2002, but has no other intangible assets with indefinite lives.  We annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis and other acceptable valuation methodologies, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of goodwill or intangible assets with indefinite lives.

Valuation of Long-Lived Assets

APT values goodwill and intangible assets with indefinite lives in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We determine the potential impairment using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge, as a result of writing down the carrying value of intangible assets.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.3	66.1	65.7	67.0
Amortization of technology rights and other charges	2.2	5.3	2.4	5.1
Total cost of goods sold	64.5	71.4	68.1	72.1
Gross profit	35.5	28.6	31.9	27.9
Operating expenses:
Research and development	5.3	9.0	6.3	10.5
Selling, general and administrative	29.7	28.3	32.3	29.2
In-process research and development	—	2.0	—	11.1
Total operating expenses	35.0	39.3	38.6	50.8
Income (loss) from operations	0.5	(10.7)	(6.7)	(22.9)
Interest income and other expense, net	(0.8)	1.1	(0.1)	2.0
Loss before income tax expense (benefit)	(0.3)	(9.6)	(6.8)	(20.9)
Income tax expense (benefit)	0.7	(4.5)	(2.0)	(4.5)
Net loss	(1.0)%	(5.1)%	(4.8)%	(16.4)%

Revenues.  Revenues for the second quarter of 2003 were $12.5 million, up 16.8% from $10.7 million in the second quarter of 2002. Excluding the acquisition of the business of Microsemi RF Products Inc., which was completed on May 24, 2002, second quarter 2003 revenues were up 7.3% over the year ago quarter.  On a before acquisition basis, the increase in revenues over the prior year quarter is primarily attributable to higher sales to the industrial/medical due to our MRI and implantable business and military/aerospace markets due to our products for commercial aviations systems in Europe and the U.S.

Revenues for the first six months of 2003 were $23.6 million, up 24.9% from $18.9 million in the first six months of 2002.  Excluding the acquisition of the business of Microsemi RF Products Inc., which was completed on May 24, 2002, revenues increased by 10.7%.  The increase over the prior year six months is attributable to stronger sales across each of the markets that we serve.

Sales to distributors were approximately 25% of revenues in the second quarter of 2003, compared to 21% for the total year 2002.  We monitor inventory levels at our distributors on a monthly basis.  Sales of our higher margin RF products represented approximately 52% in the second quarter of 2003 compared to 45% in the second quarter of 2002.

Gross Profit.  Gross profit for the second quarter of 2003 was 35.5% compared to 28.6% in the second quarter of 2002. Excluding acquisition related non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 37.7% for the second quarter of 2003 compared to 33.9% in the second quarter of 2002 and 30.5% in the first quarter of 2003.  The improvement in our gross profit margin over the year ago quarter and the prior quarter is due to: higher fixed cost absorption at both our Bend, Oregon and Santa Clara, California facilities; a greater percentage of higher margin RF products in our second quarter 2003 revenues; and the benefit of cost reduction initiatives we have undertaken including the reduction of personnel costs, controlled discretionary spending, and reduction of facilities related charges.

Gross profit margin for the six months of 2003 was 31.9% compared to 27.9% in the first six months of 2002. Excluding the acquisition related purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 34.3% for the first six months of 2003 compared to

33.0% for the first six months of 2002. The increase in gross profit margin is primarily due to the higher RF product content of our sales mix in 2003 versus 2002.  Overall factory utilization was improved at our Bend, Oregon and Santa Clara, California facilities in the period, but was partially offset by the low fixed cost absorption at our Montgomeryville, Pennsylvania operation which we acquired May 24, 2002.  In order to reduce our production costs, the company is implementing a consolidation of the Pennsylvania wafer fab operations to our Bend, Oregon facility as well as programs to greater utilize lower cost offshore assembly subcontractors with corresponding downsizing of internal assembly operations.

Research and Development Expense.  Second quarter of 2003 research and development expenses were $668,000 or 5.3% of revenues, compared to $960,000 in the second quarter of 2002, or 9.0% of revenues.  Research and development expenses in the first six months of 2003 and 2002 were $1.5 million and $2.0 million or 6.3% and 10.5% of revenues, respectively.  The decrease in second quarter spending over the prior year quarter is primarily due to lower expenditures for supplies and materials. Spending in the first quarter of 2003 was higher due to supporting the introduction of a number of new products, especially for our Power MOS7® technology. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. The decrease in the percentage of revenue is also due to our higher revenue levels in 2003.

Selling, General and Administrative Expense.  Second quarter of 2003 selling, general, and administrative expenses were $3.7 million or 29.7% of revenues, compared to $3.0 million in the second quarter of 2002, or 28.3% of revenues.  Selling, general, and administrative expenses in the first six months of 2003 and 2002 was $7.6 million and $5.5 million or 32.3% and 29.2% of revenues, respectively.  The increase in expenses over the prior year quarter is attributable to higher payroll costs as a result of the discontinuance of the graduated pay reductions we implemented in 2001 and the first half of 2002, as well as additional personnel in selling, general and administrative functions due to new hires and to transferring of job functions from other functional areas of the Company.  In addition we had increased legal expenses in connection with the ongoing patent litigation, as more fully explained in Part II, Item 1 to this filing. We have denied infringement of the IXYS patents and have asserted affirmative defenses to our claims.  However, the length of time and legal fees associated with the patent litigation with IXYS may be significant. The increase in expenses for the first six months of 2003 over the first six months of 2002 is attributable to the same reasons as above and to the incremental spending at the subsidiaries we acquired at the end of January and May of 2002, including a $240,000 severance charge in the first quarter of 2003 due to an organizational restructuring.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net expense of $93,000 in the second quarter of 2003 compared to a net income of $114,000 in the second quarter of 2002.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $52,000 in the second quarter of 2003 compared to $162,000 in the second quarter of 2002.  The decline in interest income is primarily due to lower interest rates available in the current investment market and a lower investment balance due to cash used for the acquisitions we made in 2002.  The net expense of $145,000 incurred in the second quarter of 2003 includes $102,000 of estimated accrued cost related to a small fire at our Montgomeryville, Pennsylvania facility.  We have insurance which covers this type of damage and expect to recover most of the accrued loss through our insurance claims proceeds. This will be recorded as a gain at the time of the receipt of any insurance proceeds.

Income Tax Expense (Benefit).  We recorded a tax expense in the second quarter of 2003 of $85,000 on a loss before tax of $34,000 for a negative 250% effective tax rate.  The reason for the recording of a tax expense on a net loss is due to the mix of our profit (loss) before tax between United States (U.S.) and foreign tax jurisdictions.  We recorded a profit before tax within the U.S. and a loss outside of the U.S.  In addition, due to loss carry forward positions outside of the U.S., we have not recorded any additional tax benefit for the foreign loss incurred, as we recorded an increase in our valuation allowance for the tax effect of the foreign loss.  Our effective tax rate for the first six months of 2003 is 29.9%, which is lower than the statutory rate also due to the mix of our profit (loss) before tax between the U.S. and foreign jurisdictions.  We recorded a tax benefit of $480,000 in the second quarter of 2002, at an effective tax rate of 46.8%.  The effective tax rate in the first six months of 2002 was approximately 21.5%. The second quarter and year to date tax rate benefit in 2002 is greater than the expected tax rate benefit primarily due to the benefit of a reduction in the valuation allowance due to the realization of foreign net operating loss carry forwards.

Valuation of Goodwill and Intangible Assets with Finite Lives. Consistent with GAAP, goodwill and intangible assets are carried on the Company’s balance sheet at fair value at acquisition and reviewed at least annually for impairment or when other indications of potential impairment are present.  Due to recent stock market and economic conditions, the Company performed an interim impairment analysis in the second quarter of 2003. The results of this analysis indicated that as of June 30, 2003 there was no impairment to the Company’s goodwill or intangible assets. The Company will continue to monitor the balance of our goodwill and intangible assets and assess the amounts for impairment at least on an annual basis.

Liquidity and Capital Resources

In the first six months of 2003, we generated approximately $537,000 from operating activities.  This primarily resulted from our net loss of $1.1 million and a negative cash flow from operating assets and liabilities of $488,000, offset by non-cash charges for depreciation and amortization of $2.2 million.

In the first six months of 2003, we generated $3.7 million from investing activities, which consisted mainly of net proceeds from the sale of available-for-sale securities of $4.7 million, offset by purchases of $1.1 million of fixed assets.  Our purchases of fixed assets were for technology infrastructure and facility and equipment expenditures at our Bend facility in support of the consolidation of wafer fab operations from our Pennsylvania facility to Bend.

In the first six months of 2003, we used approximately $24,000 in financing activities, which primarily consisted of the payment of capital lease obligations of $41,000 offset by the net proceeds of $17,000 from the exercise of stock options.

As of June 30, 2003 APT had $34.5 million in working capital.  Our trade accounts receivable balance was $7.4 million reflecting a days sales outstanding ratio of 53 days, compared to trade accounts receivable of $6.9 million at December 31, 2002, reflecting a days sales outstanding ratio of 63 days.  Our inventory balance was $12.7 million reflecting inventory turns of 2.6 times per year, compared to an inventory balance of $11.9 million at December 31, 2002, reflecting inventory turns of 2.8 times per year. The calculations above are based on quarterly average balances of trade accounts receivable and inventory and annualized quarterly sales and cost of goods sold.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of June 30, 2003, APT had $18.6 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2002. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

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

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based on our most recent evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company did not discover:

(a) Any significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

(b) Any instances of fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

(b) Changes in internal controls

None.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT in the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On October 1, 2002, APT filed its Answer to the IXYS allegations of patent infringement setting forth several affirmative defenses related to the validity of the IXYS patents.  In addition, APT filed a patent infringement counterclaim against IXYS, alleging that IXYS infringes APT United States Patent No. 5,283,202, entitled “IGBT Device With Platinum Lifetime Control Having Gradient Or Profile Tailored Platinum Diffusion Regions.”  In addition, APT does not believe that it infringes the IXYS patents cited in the claim.  APT plans to vigorously defend itself in this lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

31.1	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Date of Report	Date Filed	Description

April 23, 2003	April 28, 2003	Earnings release for first quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August, 2003

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)