Form 10-Q
period 2003-09-30
ADVANCED POWER TECHNOLOGY INC
filed 2003-11-12
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2003 was 10,416,816 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,561	$6,708
Short-term investments in available-for-sale securities	6,590	10,452
Accounts receivable, net of allowance of $225 (2003) and $70 (2002)	8,082	6,899
Inventories, net	12,385	11,949
Prepaid expenses and other current assets	2,461	2,521
Total current assets	40,079	38,529

Property and equipment, net of accumulated amortization and depreciation of $13,680 (2003) and $11,410 (2002)	10,093	10,617
Long-term investments in available-for-sale securities	1,000	2,000
Other assets	257	109
Technology rights, net of accumulated amortization of $1,684 (2003) and $876 (2002)	9,080	9,887
Goodwill	15,570	15,806
Total assets	$76,079	$76,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,651	$2,873
Accrued expenses	2,066	2,475
Total current liabilities	5,717	5,348
Other long term liabilities	411	428
Total liabilities	6,128	5,776

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,523,489 issued and 10,414,632 shares outstanding in 2003; 10,503,219 shares issued and 10,394,362 shares outstanding in 2002	105	105
Additional paid-in capital	88,546	88,490
Treasury stock, at cost, 108,857 shares	(1,700)	(1,700)
Deferred stock compensation	(50)	(171)
Accumulated other comprehensive income	234	166
Accumulated deficit	(17,184)	(15,718)
Total stockholders’ equity	69,951	71,172
Total liabilities and stockholders’ equity	$76,079	$76,948

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues, net	$12,708	$13,052	$36,354	$31,985

Cost of goods sold	8,363	8,589	23,892	21,275
Amortization of technology rights and other charges	278	555	842	1,512
Total cost of goods sold	8,641	9,144	24,734	22,787
Gross profit	4,067	3,908	11,620	9,198

Operating expenses:
Research and development	550	1,019	2,051	3,000
Selling, general and administrative	3,672	3,335	11,306	8,868
In-process research and development	—	—	—	2,108
Total operating expenses	4,222	4,354	13,357	13,976
Loss from operations	(155)	(446)	(1,737)	(4,778)

Interest income, net	56	98	164	479
Other income (expense), net	16	31	(118)	22
Loss before income tax expense (benefit)	(83)	(317)	(1,691)	(4,277)
Income tax expense (benefit)	255	(381)	(225)	(1,231)
Net income (loss)	$(338)	$64	$(1,466)	$(3,046)

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.14)	$(0.30)
Diluted	(0.03)	0.01	(0.14)	(0.30)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,413	10,381	10,406	10,199
Diluted	10,413	10,935	10,406	10,199

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,466)	$(3,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,316	1,863
Amortization of intangible assets	807	607
Inventory provisions	175	599
Amortization of deferred stock compensation	121	381
Amortization of investment premium	14	117
Deferred gain on sale-leaseback	(13)	(13)
Non-cash charge for in-process research and development	—	2,108
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,115)	(2,940)
Inventories	(528)	1,432
Prepaid expenses and other assets	164	1,254
Accounts payable and accrued expenses	331	1,130
Net cash provided by operating activities	807	3,492

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,000)	(5,480)
Proceeds from sale of available-for-sale securities	6,843	20,196
Payment for acquisitions, net of cash acquired	—	(26,625)
Proceeds from sale of property and equipment	97	72
Purchase of property and equipment	(1,888)	(2,269)
Net cash (used) provided by investing activities	3,052	(14,106)

Cash flows from financing activities:
Payments on capital lease obligations	(57)	(57)
Proceeds from exercise of stock options	56	358
Net cash (used) provided by financing activities	(1)	301
Effects of exchange rate changes on cash	(5)	(42)
Net change in cash and cash equivalents	3,853	(10,355)
Cash and cash equivalents at beginning of period	6,708	16,102
Cash and cash equivalents at end of period	$10,561	$5,747

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for: Interest	$(24)	$(26)
Income taxes	199	1,395

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on short-term and long-term investments	$(3)	$(58)
Issuance of stock and options for acquisition of business	—	20,313

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2002 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.  The financial information as of December 31, 2002 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

APT’s financial quarters are 13 week periods. The third quarter of 2003 ended on September 28 and the third quarter of 2002 ended on September 29.  For convenience, the third quarters of 2003 and 2002 are both shown as ended on September 30.

Note 2. Summary of Significant Accounting Policies

(a) Sales Returns and Allowances

The balances and changes in reserve for warranties and sales returns for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Balance – beginning of period	$375	$520	$351	$365
Fair value of acquisition related balance	—	—	—	133
Provisions	235	405	816	996
Charge offs	(317)	(535)	(874)	(1,104)
Balance – end of period	$293	$390	$293	$390

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(338)	$64	$(1,466)	$(3,046)
Add: Stock based compensation included in reported net income (loss), net of related tax effects	33	105	121	381
Deduct: Stock based compensation determined under fair value based method for all awards, net of related tax effects	(465)	(641)	(1,344)	(1,763)
Pro forma net loss	$(770)	$(472)	$(2,689)	$(4,428)

Income (loss) per share:
Basic – as reported	$(0.03)	$0.01	$(0.14)	$(0.30)
Basic – pro forma	(0.07)	(0.04)	(0.26)	(0.43)

Diluted – as reported	$(0.03)	$0.01	$(0.14)	$(0.30)
Diluted – pro forma	(0.07)	(0.04)	(0.26)	(0.43)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2003	2002

Risk-free interest rate	2.6-3.2%	3.8%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Volatility	100%	100%

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

Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Incremental dilutive shares included in diluted net income per share calculation	—	554,000	—	—
Anti-dilutive shares excluded from diluted net loss per share calculation	1,266,000	606,000	1,283,000	952,000

(d) Income Taxes

During the third quarter of 2003 the Company recorded a non-cash tax expense of $480,000 related to the valuation of the Company’s net deferred tax asset previously recognized in the first six months of 2003.  We recorded this non-cash expense in accordance with SFAS 109, “Accounting for Income Taxes” guidance on valuation of deferred tax assets, as it was determined that it was more likely than not that a portion of the deferred tax asset might not be realized.

Note 3. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(338)	$64	$(1,466)	$(3,046)

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	(1)	(16)	(3)	(58)
Foreign currency translation adjustment	(3)	(47)	71	55
Comprehensive income (loss)	$(342)	$1	$(1,398)	$(3,049)

Note 4. Inventories, net

	September 30, 2003	December 31, 2002

Raw materials	$2,979	$2,806
Work in process	6,882	6,705
Finished goods	4,414	4,128
	14,275	13,639
Valuation reserve	(1,890)	(1,690)
	$12,385	$11,949

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

(c)                                  Pro Forma Condensed Consolidated Results

The following table reflects the unaudited combined results of APT, GHz, and MSC RF as if the acquisitions had taken place as of January 1, 2002.  The pro forma information includes non-cash charges for amortization of technology rights, inventory fair value adjustments, depreciation and deferred compensation related to the acquisitions, consistent with generally accepted accounting principles.  The pro forma results exclude a charge of $1,897 for in-process research and development expense.  The pro forma information does not necessarily reflect the actual results that would have occurred if the companies had been combined during the period nor is it necessarily indicative of future results of operations for the combined companies.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Revenues, net	$13,052	$36,119
Net income (loss)	222	(1,649)

Net income (loss) per share:
Basic	$0.02	$(0.16)
Diluted	0.02	(0.16)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,381	10,617
Diluted	10,935	10,617

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

Product Returns and Warranty Obligations

Product revenue is recognized upon shipment of product. In general, APT provides for a one-year repair or replacement warranty on its products. Upon shipment, APT provides for the estimated cost that may be incurred for product warranty and sales returns based on historical experience. APT uses independent distributors to sell some of its products. Distributors can return a contractually agreed upon percentage of the dollar value of products purchased during the prior six months and receive certain price protections on purchased products. Sales to distributors are recognized upon shipment, less an allowance for estimated returns based on historical experience.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives

APT values goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. (SFAS) 142 “Goodwill and Other Intangible Assets.”  Currently APT carries a goodwill balance in connection with previous acquisitions, but has no other intangible assets with indefinite lives.  We annually review goodwill for impairment and when events or circumstances indicate the carrying value of the asset might exceed its current fair value. We determine fair value using discounted cash flow analysis and other acceptable valuation methodologies, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of goodwill.

Valuation of Long-Lived Assets

APT values long-lived assets, including intangible assets with finite lives, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We determine the potential impairment using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability.  It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry.  If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of long-lived assets.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues, net	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	65.8	65.8	65.7	66.5
Amortization of technology rights and other charges	2.2	4.3	2.3	4.7
Total cost of goods sold	68.0	70.1	68.0	71.2
Gross profit	32.0	29.9	32.0	28.8
Operating expenses:
Research and development	4.3	7.8	5.6	9.4
Selling, general and administrative	28.9	25.6	31.1	27.7
In-process research and development	—	—	—	6.6
Total operating expenses	33.2	33.4	36.7	43.7
Loss from operations	(1.2)	(3.5)	(4.7)	(14.9)
Interest income and other expense, net	0.5	1.1	0.1	1.6
Loss before income tax expense (benefit)	(0.7)	(2.4)	(4.6)	(13.3)
Income tax expense (benefit)	2.0	(2.9)	(0.6)	(3.8)
Net income (loss)	(2.7)%	0.5%	(4.0)%	(9.5)%

Revenues.  Revenues for the third quarter of 2003 were $12.7 million, down 2.6% from $13.1 million in the third quarter of 2002 and up 1.8% from $12.5 million in the second quarter of 2003. The decline over the prior year quarter is primarily due to lower demand in the semiconductor capital equipment market, which has shown significant quarter to quarter variability over the last several quarters. In addition, although our sales to the industrial/medical market increased by 9% over the prior year quarter this was a combination of strong increases in medical applications offset by a decline in revenues as the result of an end of life customer program that concluded in the fourth quarter of 2002. The termination of this program contributed to the 2.6% decline over the prior year quarter.

Revenues for the first nine months of 2003 were $36.4 million, up 13.7% from $32.0 million in the first nine months of 2002.  Excluding the acquisition of the business of Microsemi RF Products Inc., which was completed on May 24, 2002, revenues increased by 7.3%.  The increase over the prior year nine months is attributable to stronger sales volumes across each of the markets that we serve. These markets we serve are categorized as communications and data processing, semiconductor capital equipment, industrial and medical, and military and aerospace.

We have experienced sequential increases over the last three quarters in the communications and data processing market, with increases of 5%, 10%, and 9%, respectively for the first three quarters of 2003.  The semiconductor capital equipment market continues to exhibit significant quarter to quarter variability, and it remains difficult to predict short term customer demand with any real degree of certainty.  Our products in the industrial and medical markets increased by 12% over the second quarter of 2003, mainly on the strength of our medical implantable business offset slightly by pockets of weakness on certain industrial products.  The military and aerospace market remained level from the prior year quarter.  However, shipments in this market tend to occur in a less even and consistent quarter-to-quarter pattern than other markets we serve, and we do expect a sequential revenue decline in the fourth quarter of 2003 in the military and aerospace market, due to specific customer program delays rather than lost market share or cancellations.

Sales to distributors were approximately 25% of revenues in the third quarter of 2003 and year to date 2003, compared to 21% in the third quarter of 2002 and 20% year to date 2002. We monitor inventory levels at our distributors on a monthly basis.  Our higher margin RF products represented approximately 48% of revenues in the third quarter of 2003 compared to 50% in the third quarter of 2002.

Gross Profit. Gross profit for the third quarter of 2003 was 32.0% compared to 29.9% in the third quarter of 2002 and 35.5% in the second quarter of 2003.  Excluding acquisition related non-cash purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 34.2% for both the third quarter of 2003 and 2002, compared to 37.7% in the second quarter of 2003.  The decline in pro forma gross margin from the second quarter of 2003 was primarily due to lower factory utilization and a less favorable mix of products sold including a lower RF content as mentioned above.

Gross margin for the first nine months of 2003 was 32.0% compared to 28.8% in the first nine months of 2002. Excluding the acquisition related purchase accounting adjustments for the fair value of inventory acquired and the amortization of the technology rights asset, gross profit was 34.3% for the first nine months of 2003 compared to 33.5% for the first nine months of 2002. The increase in gross profit margin is in part due to the higher RF product content of our sales mix in 2003 versus 2002.  Overall factory utilization was improved at our Bend, Oregon and Santa Clara, California facilities in the first nine months of 2003 as compared to 2002, but was partially offset by the low fixed cost absorption at our Montgomeryville, Pennsylvania operation which we acquired May 24, 2002.  In order to reduce our production costs, the Company is implementing a consolidation of the Pennsylvania wafer fab operations to our Bend, Oregon facility, which we expect to be completed by the second quarter of 2004, as well as programs to greater utilize lower cost offshore assembly subcontractors with corresponding downsizing of internal assembly operations.

Research and Development Expense.  Third quarter of 2003 research and development expenses were $550,000 or 4.3% of revenues, compared to $1.0 million or 7.8% of revenues in the third quarter of 2002.  Research and development expenses in the first nine months of 2003 and 2002 were $2.1 million and $3.0 million or 5.6% and 9.4% of revenues, respectively. The decrease in research and development spending over the prior year quarter and year to date is primarily due to credits associated with pre-production and prototype lots, especially for our Power MOS7® technology, initially accounted for as R&D expenditures.  Many of these lots ultimately were qualified as salable product and valued as production inventory resulting in a reduction of our research and development expenses in 2003. The decrease in the percentage of revenue is also due to our higher revenue levels in 2003.  The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. Therefore, we expect the level of research and development expenses to be approximately 7% over sustained periods of time.

Selling, General and Administrative Expense.  Third quarter of 2003 selling, general, and administrative expenses were $3.7 million or 28.9% of revenues, compared to $3.3 million or 25.6% of revenues in the third quarter of 2002 and $3.7 million or 29.7% of revenues in the second quarter of 2003.  Selling, general and administrative expenses in the first nine months of 2003 and 2002 were $11.3 million and $8.9 million or 31.1% and 27.7% of revenues, respectively.  The increase in expenses over the prior year quarter and year to date level is attributable to higher payroll costs as a result of the discontinuance of the graduated pay reductions we implemented in 2001 and the first half of 2002, as well as additional personnel in selling, general and administrative functions due to new hires and to transferring of job functions from other operating areas of the Company.  In addition we incurred increased legal expenses in connection with ongoing patent litigation, as more fully explained in Part II, Item 1 to this filing. We have denied infringement of the IXYS patents and have asserted affirmative defenses and counterclaims.  However, the length of time and legal fees associated with patent litigation with IXYS may be significant. Our increase in expenses is also attributable to the selling, general, and administrative expenses associated with the subsidiaries we acquired at the end of January and May of 2002, including a $240,000 severance charge in the first quarter of 2003 due to an organizational restructuring.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $72,000 in the third quarter of 2003 compared to a net income of $129,000 in the third quarter of 2002.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $56,000 in the third quarter of 2003 compared to $98,000 in the third quarter of 2002.  The decline in interest income is primarily due to lower interest rates available in the current investment market.  The net other expense of $118,000 for the nine months of 2003 includes $102,000 of an estimated accrued loss related to a small fire at our Montgomeryville, Pennsylvania facility.  We have insurance which covers this type of damage and we expect to recover approximately half of the accrued loss through our insurance claims proceeds, which will be recorded as a gain at the time of the receipt.

Income Tax Expense (Benefit).  We recorded a tax expense in the third quarter of 2003 of $255,000 on a loss before tax of $83,000 for a negative 307% effective tax rate.  During the third quarter of 2003 we recorded a non-cash tax expense of $480,000 related to the valuation of the Company’s net deferred tax asset previously recognized in the first six months of 2003.  We recorded this non-cash expense in accordance with SFAS 109, “Accounting for Income Taxes” guidance on valuation of deferred tax assets.  This expense was partially offset by a reduction of taxes payable of $225,000 related the resolution of a previous tax position.  Other than the $225,000 tax benefit recorded, our effective tax rate was 0% for the first nine months of 2003 and we expect it to be 0% for the year 2003 as well.  For the third quarter of 2002 we recorded a tax benefit $381,000 for an effective tax rate of 120%.  The third quarter of 2002 tax rate benefit is greater than the expected tax rate primarily due to the reduction in the valuation allowance due to the realization of foreign net operation loss carry forwards and a reduction in income taxes payable.  Our effective tax rate through the first nine months of 2002 was 29%, which is less than the expected tax rate primarily due to the fact that in process research and development expenses recorded for financial statement purposes in the GHz acquisition under GAAP are not deductible for tax purposes.  This was partially offset by the benefits listed above.

Restructuring Actions.  The Company also plans to take several additional consolidation and restructuring actions beyond those mentioned above, that are expected to result in an estimated annual cost reduction of approximately $1.4 million dollars and will result in a one time charge of approximately $500,000 in the fourth quarter of 2003. These actions are in addition to the previously announced consolidation of the Company’s Pennsylvania wafer fabrication facility into the Company’s Bend, Oregon wafer fabrication facility which is expected to be completed by the end of the second quarter 2004 and will result in lower fixed manufacturing costs.

The additional actions include: further consolidation of administrative functions; further rationalization of internal and external assembly and test manufacturing; and a reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s California subsidiary, Advanced Power Technology RF, Inc. This last item comprises approximately $350,000 of the total charge to be taken in the fourth quarter of 2003.

Liquidity and Capital Resources

In the first nine months of 2003, we generated approximately $807,000 from operating activities.  This primarily resulted from our net loss of $1.5 million and a negative cash flow from operating assets and liabilities of $1.1 million, offset by non-cash charges for depreciation and amortization of $3.4 million.

In the first nine months of 2003, we generated $3.1 million from investing activities, which consisted mainly of net proceeds from the sale of available-for-sale securities of $4.8 million, offset by purchases of $1.9 million of fixed assets.  Our purchases of fixed assets were for information technology infrastructure and facility and equipment expenditures at our Bend facility in support of the consolidation of wafer fab operations from our Pennsylvania facility to Bend.

In the first nine months of 2003, we used approximately $1,000 in financing activities, which primarily consisted of the payment of capital lease obligations of $57,000 offset by the net proceeds of $56,000 from the exercise of stock options.

As of September 30, 2003 APT had $34.4 million in working capital.  Our trade accounts receivable balance was $8.1 million reflecting a days sales outstanding ratio of 55 days, compared to trade accounts receivable of $6.9 million at December 31, 2002, reflecting a days sales outstanding ratio of 63 days.  Our inventory balance at September 30, 2003 was $12.4 million reflecting inventory turns of 2.8 times per year, compared to an inventory balance of $11.9 million at December 31, 2002, reflecting inventory turns of 2.8 times per year. The calculations above are based on quarterly average balances of trade accounts receivable and inventory and annualized quarterly sales and cost of goods sold.

In November of 2003, APT plans to close on the purchase of a 5,000 square foot administrative building located in Santa Clara, California, which has been under lease.  The building lease was assumed by APT in connection with our acquisition of GHz Technology, Inc. in January of 2002.  APT expects to pay $1.3 million for the building out of current available cash and available-for-sale securities.  The building will be an asset held for sale and actively marketed as APT no longer requires the space.  In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT will record a write down from the purchase price paid for the building in the fourth quarter of 2003 of approximately $350,000 (see Restructuring Actions above). The buyout will reduce our operating lease commitments by approximately $530,000 over the next two years.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of September 30, 2003, APT had $18.2 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2002. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

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

Based on our most recent evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company did not discover:

(i) Any significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

(ii) Any instances of fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

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

(b) Reports on Form 8-K

Filed:

There were no reports filed on Form 8-K during the quarter.

Furnished:

Date of Report	Date Furnished	Description

October 23, 2003	October 24, 2003	Earnings release for third quarter 2003 financial results.
November 6, 2003	November 7, 2003	Financial release regarding restructuring actions and charges for the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November, 2003

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary
(Principal Financial Officer)