Form 10-K/A
period 2003-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2004-03-17
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

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

ADVANCED POWER TECHNOLOGY, INC.

EXPLANATORY NOTE

(Amounts in thousands)

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 10, 2004. This amendment corrects a typographical error on page F-4 in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). The opening December 31, 2000 balances for Additional Paid In Capital and Deferred Stock Compensation of $66,826 and $(330), respectively, were blank on the previous filing and now have been included. The corrected schedule is included below.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred Stock	Accumulated Other Comprehensive	Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	(Loss)	Deficit	Total
Balance, December 31, 2000	8,515,818	$85	(108,857)	$(1,700)	$66,826	$(330)	$64		$(13,827)	$51,118
Exercise of stock options	320,819	3	—	—	471	—	—		—	474
Tax benefit from exercise of options	—	—	—	—	304	—	—		—	304
Stock compensation	—	—	—	—	39	—	—		—	39
Amortization of deferred stock compensation	—	—	—	—	—	164	—		—	164
Net income	—	—	—	—	—	—	—	$1,796	1,796	1,796
Unrealized gain on investments	—	—	—	—	—	—	61	61	—	61
Foreign currency translation	—	—	—	—	—	—	(8)	(8)	—	(8)
Comprehensive income								$1,849
Balance, December 31, 2001	8,836,637	88	(108,857)	(1,700)	67,640	(166)	117		(12,031)	53,948
Issuance of shares for acquisition	1,522,976	15	—	—	16,205	—	—		—	16,220
Issuance of stock options for acquisition	—	—	—	—	4,093	—	—		—	4,093
Deferred stock compensation due to acquisition	—	—	—	—	—	(497)	—		—	(497)
Exercise of stock options	143,606	2	—	—	365	—	—		—	367
Tax benefit from exercise of options	—	—	—	—	180	—	—		—	180
Amortization of deferred compensation	—	—	—	—	—	485	—		—	485
Stock compensation	—	—	—	—	14	—	—		—	14
Forfeiture of stock options	—	—	—	—	(7)	7	—		—	—
Net loss	—	—	—	—	—	—	—	$(3,687)	$(3,687)	(3,687)
Unrealized loss on investments	—	—	—	—	—	—	(68)	(68)	—	(68)
Foreign currency translation	—	—	—	—	—	—	117	117	—	117
Comprehensive loss								$(3,638)
Balance, December 31, 2002	10,503,219	105	(108,857)	(1,700)	88,490	(171)	166		(15,718)	71,172
Exercise of stock options	33,496	—	—	—	75	—	—		—	75
Exercise of stock warrants	43,215	1	(7,993)	(61)	60	—	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	150	—		—	150
Net loss	—	—	—	—	—	—	—	$(3,330)	$(3,330)	(3,330)
Unrealized loss on investments	—	—	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	—	—	146	146	—	146
Comprehensive loss								$(3,187)
Balance, December 31, 2003	10,579,930	$106	(116,850)	$(1,761)	$88,625	$(21)	$309		$(19,048)	$68,210

See accompanying notes to consolidated financial statements.

F-4

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN
Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary