Form 10-Q
period 2004-03-31
ADVANCED POWER TECHNOLOGY INC
filed 2004-05-12
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as May 1, 2004 was 10,565,106 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,337	$11,564
Short-term investments in available-for-sale securities	4,000	4,000
Accounts receivable, net of allowance of $234 (2004) and $213 (2003)	8,492	7,564
Inventories, net	12,169	12,382
Prepaid expenses and other current assets	2,333	2,436
Total current assets	38,331	37,946

Property and equipment, net of accumulated amortization and depreciation of $15,287 (2004) and $14,417 (2003)	10,894	11,002
Long-term investments in available-for-sale securities	1,000	1,000
Other assets	113	174
Technology assets, net of accumulated amortization of $2,222 (2004) and $1,953 (2003)	8,541	8,811
Goodwill	15,570	15,570
Total assets	$74,449	$74,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,345	$3,471
Accrued expenses	2,279	2,695
Total current liabilities	5,624	6,166
Other long term liabilities	122	127
Total liabilities	5,746	6,293

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,636,906 issued and 10,520,056 shares outstanding in 2004; 10,579,930 shares issued and 10,463,080 shares outstanding in 2003	106	106
Additional paid-in capital	88,734	88,625
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	(11)	(21)
Accumulated other comprehensive income	400	309
Accumulated deficit	(18,765)	(19,048)
Total stockholders’ equity	68,703	68,210
Total liabilities and stockholders’ equity	$74,449	$74,503

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues, net	$15,093	$11,159

Cost of goods sold	9,367	7,752
Amortization of technology rights and other charges	274	284
Total cost of goods sold	9,641	8,036
Gross profit	5,452	3,123

Operating expenses:
Research and development	887	833
Selling, general and administrative	4,110	3,691
Restructuring charges	206	240
Total operating expenses	5,203	4,764
Income (loss) from operations	249	(1,641)
Interest income, net	40	56
Other income (expense), net	(6)	11
Income (loss) before income tax benefit	283	(1,574)
Income tax benefit	—	(565)
Net income (loss)	$283	$(1,009)

Net income (loss) per share:
Basic	$0.03	$(0.10)
Diluted	0.03	(0.10)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,516	10,400
Diluted	11,171	10,400

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Three Months Ended March 31,
		2004	2003
	Cash flows from operating activities:
	Net income (loss)	$283	$(1,009)
	Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
	Depreciation	871	793
	Amortization of intangible assets	270	270
	Inventory provisions	102	(142)
	Amortization of deferred stock compensation	10	47
	Amortization of investment premium	—	13
	Deferred gain on sale-leaseback	(4)	(4)
	Changes in operating assets and liabilities, net of effects of acquisitions:
	Accounts receivable	(949)	(273)
	Inventories	79	388
	Prepaid expenses and other assets	160	(214)
	Accounts payable and accrued expenses	(392)	(272)
	Net cash (used) provided by operating activities	430	(403)

	Cash flows from investing activities:
	Purchases of available-for-sale securities	—	(1,000)
	Proceeds from sale of available-for-sale securities	—	3,363
	Purchase of property and equipment	(764)	(676)
	Net cash (used) provided by investing activities	(764)	1,687

	Cash flows from financing activities:
	Payments on capital lease obligations	(1)	(20)
	Proceeds from exercise of stock options	109	12
	Net cash (used) provided by financing activities	108	(8)
	Effects of exchange rate changes on cash	(1)	6
	Net change in cash and cash equivalents	(227)	1,282
	Cash and cash equivalents at beginning of period	11,564	6,708
	Cash and cash equivalents at end of period	$11,337	$7,990

	Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:	Interest	$(33)	$(14)
	Income taxes	(16)	225

	Supplemental disclosure of noncash activities:
	Unrealized gain (loss) on short-term and long-term investments	$—	$(2)

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2003 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.  The financial information as of December 31, 2003 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

APT’s financial quarters are 13 week periods. The first quarter of 2004 ended on April 4, 2004 and the first quarter of 2003 ended on March 30.  For convenience, the first quarters of 2004 and 2003 are both shown as ended on March 31.

Note 2. Summary of Significant Accounting Policies

(a)                                 Sales Returns and Allowances

The balances and changes in reserve for warranties and sales returns for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003

Balance – beginning of period	$431	$351
Provisions	319	244
Charge offs	(437)	(306)
Balance – end of period	$313	$289

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

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$283	$(1,009)
Add: Stock based compensation included in reported net income (loss), net of related tax effects	10	47
Deduct: Stock based compensation determined under fair value based method for all awards	(213)	(438)
Pro forma net income (loss)	$80	$(1,400)

Income (loss) per share:
Basic – as reported	$0.03	$(0.10)
Basic – pro forma	0.01	(0.13)

Diluted – as reported	$0.03	$(0.10)
Diluted – pro forma	0.01	(0.13)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2004		2003

Risk-free interest rate	3.0%		2.9%
Expected dividend yield	0%		0%
Expected life	5	years	5	years
Volatility	100%		100%

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

Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three months ended March 31, 2004 and 2003 are summarized in the following table.

	Three Months Ended March 31,
	2004	2003

Incremental dilutive shares included in diluted net income per share calculation	655,000	—
Anti-dilutive shares excluded from diluted net loss per share calculation	554,000	1,179,000

(d)                                 Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. Therefore no income tax expense was recorded in the first quarter of 2004.

Note 3. Restructuring Charges

Restructuring costs are accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A liability for a cost associated with an exit or disposal activity is recognized and measured at fair value in the period the liability is incurred, except for liabilities related to ongoing service requirements which are recognized over the service period.

As part of management’s strategic plans, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate our wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2003 were $645, of which $240 was recognized in the first quarter of 2003 and $405 was recognized in the fourth quarter of 2003.

The total severance related charges recognized in 2003 was $295, which was recognized as $240 and $55 in the first and fourth quarters of 2003, respectively. The severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of March 31, 2004 was approximately $1 million and is included as a component of other current assets.

During the first quarter of 2004 an additional $206 was recognized in restructuring charges. The charges included $140 associated with costs to exit certain production activities and $66 associated with additional severance costs. The changes in the reserve for restructuring balance for the three months ended March 31, 2004 and 2003 are shown in the table below.

	Three Months Ended March 31,
	2004	2003

Balance – beginning of period	$178	$—
Provisions	128	240
Charge offs	(151)	(117)
Balance – end of period	$155	$123

Note 4. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$283	$(1,009)

Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities	—	(2)
Foreign currency translation adjustment	91	25
Comprehensive income (loss)	$374	$(986)

Note 5. Inventories, net

	March 31, 2004	December 31, 2003

Raw materials	$2,935	$3,005
Work in process	7,032	6,796
Finished goods	4,358	4,617
	14,325	14,418
Valuation reserve	(2,156)	(2,036)
Inventories, net	$12,169	$12,382

Note 8. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications.

Note 9. Commitments and Contingencies

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of its business, including those related to litigation over intellectual property rights, commercial transactions, contracts and environmental matters.  The Company is currently involved in various legal proceedings.  The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, the length of time and legal fees associated with the patent litigation with IXYS are expected to be significant. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to the ability of subcontractors and key vendors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customer’s forecasts; the effectiveness of our efforts to control and reduce costs; the cost and liability associated with patent infringement litigation; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

Contingencies and Litigation

APT is subject to the possibility of various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted. (Refer to Part II, Item I “Legal Proceedings” of this filing).

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,
	2004	2003

Revenues, net	100.0%	100.0%

Cost of goods sold	62.1	69.5
Amortization of technology rights and other charges	1.8	2.5
Total cost of goods sold	63.9	72.0
Gross profit	36.1	28.0
Operating expenses:
Research and development	5.9	7.5
Selling, general and administrative	27.2	33.1
Restructuring charges	1.4	2.1
Total operating expenses	34.5	42.7
Income (loss) from operations	1.6	(14.7)
Interest income and other expense, net	0.3	0.6
Income (loss) before income tax benefit	1.9	(14.1)
Income tax benefit	—	(5.1)
Net income (loss)	1.9%	(9.0)%

Revenues. Revenues for the first quarter of 2004 were $15.1 million, up 35.3% from $11.2 million in the first quarter of 2003 and sequentially up 20.4% from $12.5 million in the fourth quarter of 2003, with both increases attributable to higher volume shipments. The increase in revenue over the prior year quarter and sequentially are due to improved market conditions in the various markets we serve and due to designs we have won that are now moving into production.

As the overall semiconductor market has improved, the demand for new fabrication plants and semiconductor capital equipment has increased. Revenues for the Company into this market increased by 145.6% over the prior year quarter and 24.9% sequentially.  We also experienced increased revenues in the communications and data processing market, especially in the Asian markets.  Revenues increased by 46.5% over the prior year quarter and 45.2% sequentially. The Company has continued to build its sales efforts in the Asia market to benefit from the increased demand in this region. The first quarter of 2004 marked the second consecutive quarter that revenues into the Asia region exceeded our European revenues.  Revenues into the industrial/medical market increased by 0.7% over the prior year quarter and 3.0% sequentially. Our programs into implantable devices were up, but were offset by lower unit sales to an Asian customer.  Revenues in the military/aerospace market increased by 2.3% over the prior year quarter and 16.5% sequentially.

Overall, our revenues by geographic area for the first quarter of 2004 were 65.4% in North America, 14.5% in Europe and 20.1% in Asia, compared to 64.8% in North America, 24.3% in Europe, and 10.8% in Asia during the first quarter of 2003. Revenues of our higher margin RF products were 49.1% in the first quarter of 2004 compared to 47.8% in the first quarter of 2003. As our sales to the semiconductor capital equipment and military/aerospace markets increase, there is the possibility that the RF percent of total revenue to exceed the 50% level for some period of time.

Gross Profit. Gross profit for the first quarter of 2004 was 36.1% compared to 28.0% in first quarter of 2003 and 31.0% in the fourth quarter of 2003. Excluding acquisition related non-cash amortization of the technology assets acquired, gross profit margin was 37.9% in the first quarter of 2004 compared to 30.5% in the first quarter of 2003 and 33.2% in the fourth quarter of 2003.  The improvement in gross profit margin over the prior year quarter is due to improved fixed cost absorption at both our Bend, Oregon and Santa Clara, California facilities on higher production volumes. This contributed approximately an additional 5.3% in gross margin in the first quarter of 2004 compared to the first quarter of 2003. Additional improvement resulted from the mix of products sold, which contributed approximately 2.5% in additional gross margin. The sequential improvement due to a higher margin mix of products sold contributed 2.9%, while improved absorption at our Bend, Oregon and Montgomeryville, Pennsylvania facilities contributed to the balance of the improvement. The transfer of the Montgomeryville, Pennsylvania wafer fabrication plan is still underway and is expected to be completed during 2004.

Research and Development Expense.  Our research and development expenses were $887,000 in the first quarter of 2004 compared to $833,000 in the first quarter of 2003 and $950,000 in the fourth quarter of 2003, or approximately 5.9%, 7.5%, and 7.6% of revenues, respectively. The increase in research and development spending over the prior year quarter is due to additional payroll for personnel assigned from other functional areas of the company to focus on product research and development. This will add approximately $40,000 per quarter to research and development spending. The sequential decline in spending is due to lower material charges for prototype builds in the quarter. The decrease in the percentage of revenue in the first quarter of 2004 is also due to our higher revenue levels in 2004.  The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. Therefore, we expect the level of research and development expenses to be approximately 7% over sustained periods of time.

Selling, General and Administrative Expense. Selling, general, and administrative expenses were $4.1 million in the first quarter of 2004 compared to $3.7 million in the first and fourth quarters of 2003, or approximately 27.2%, 33.1%, and 29.5% of revenues, respectively.  Our selling, general, and administrative expenses include legal expenses in connection with ongoing patent litigation, as more fully explained in Part II, Item I of this report. We have denied infringement of the IXYS patents and have asserted affirmative defenses and counterclaims. However, the length of time and legal fees associated with patent litigation with IXYS are expected to be significant. Legal expenses associated with patent litigation were $602,000 in the first quarter of 2004, $193,000 in the first quarter of 2003, and $261,000 in the fourth quarter of 2003.  Excluding the legal fees associated with the IXYS patent litigation, our selling, general, and administrative expenses in the first quarter of 2004, first quarter of 2003, and fourth quarter of 2003 would have been approximately $3.5 million each quarter.

Restructuring Activities: As part of management’s strategic plans, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate our wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2003 were $645,000, of which $240,000 was recognized in the first quarter of 2003 and $405,000 was recognized in the fourth quarter of 2003.

The total severance related charges recognized in 2003 were $295,000, which was recognized as $240,000 and $55,000 in the first and fourth quarters of 2003, respectively. The severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350,000. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of March 31, 2004 was approximately $1 million and is included as a component of other current assets.

During the first quarter of 2004 an additional $206,000 was recognized in restructuring charges. The charges included $140,000 associated with costs to exit certain production activities and $66,000 associated with additional severance costs.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $34,000 in the first quarter of 2004 compared to a net income of $67,000 in the first quarter of 2003.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $40,000 in the first quarter of 2004 compared to $56,000 in the first quarter of 2003.  The decline in interest income is primarily due to lower interest rates available in the current investment market and lower invested cash and marketable securities, as the Company continues to self fund its purchases of property and equipment.

Income Tax Expense (Benefit).  During the first quarter of 2004, the Company recorded no tax expense on the $283,000 of income before taxes, as the Company recorded a full valuation allowance against its net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002 and 2003 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% for the remainder of 2004. We recorded a tax benefit in the first quarter of 2003, at an effective tax rate of 35.9%.  The first quarter 2003 tax rate benefit is lower than the expected tax rate primarily due to a foreign net operating loss in the quarter which carries a full valuation allowance. During the first quarter of 2003, the Company had not yet established a valuation allowance against its domestic deferred tax assets.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first three months of 2004, we generated approximately $430,000 from operating activities. This resulted from our net income of $283,000 plus $1.2 million of non-cash charges for depreciation, amortization, and provisions. This was offset by $1.1 million in additional working capital requirements, primarily higher trade accounts receivable balances on higher revenues.

Investing Cash Flows: In the first three months of 2004, we used $764,000 in investing activities for the purchase of property, plant, and equipment.  The additions related to the Bend, Oregon fab expansion and for assembly and test equipment at our Santa Clara, California facility.

Financing Cash Flows: In the first three months of 2004, we generated approximately $108,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of March 31, 2004, APT had $32.7 million in working capital.  Our trade accounts receivable balance was $8.5 million reflecting a days sales outstanding ratio of 49 days, compared to trade accounts receivable of $7.6 million at December 31, 2003, reflecting a days sales outstanding ratio of 57 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance at March 31, 2004 was $12.2 million reflecting inventory turns of 3.1 times per year, compared to an inventory balance of $12.4 million at December 31, 2003, reflecting inventory turns of 2.7 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of March 31, 2004, APT had $16.3 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described below. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of March 31, 2004 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of March 31, 2004 the open value of purchase order commitments was $7.5 million compared to $5.2 million at December 31, 2003. This represents the amounts committed per open purchase orders with third parties. The increase over the December 31, 2003 balance is due to the timing of certain capital expenditures and higher material and subcontractor commitments in light of higher production volumes in the quarter and expected into the next quarter. The Company did not enter or terminate any lease agreements during the quarter.

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

(ii)	Any instances of fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting

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

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On October 1, 2002, APT filed its answer to the IXYS complaint, denying the allegations of patent infringement.  In addition, APT filed a patent infringement counterclaim against IXYS, alleging that IXYS infringes on APT United States Patent No. 5,283,202, entitled “IGBT Device With Platinum Lifetime Control Having Gradient Or Profile Tailored Platinum Diffusion Regions.”  APT has filed with the court several affirmative defenses related to the validity of the IXYS patents.  Trial is scheduled to commence in July of 2004. As stated above, APT does not believe that it infringes upon the IXYS patents cited in the claim and intends to vigorously defend itself in this lawsuit.  The length of time and legal fees associated with the patent infringement litigation with IXYS are expected to be significant.

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

(b) Reports on Form 8-K

Filed:

There were no reports filed on Form 8-K during the first quarter of 2004.

Furnished:

There were no reports furnished on Form 8-K during the first quarter of 2004. The following reports were furnished in the second quarter of 2004 prior to this filing on Form 10-Q.

Date of Report	Date Furnished	Description

February 24, 2004	April 2, 2004	Earnings release for fourth quarter 2003 financial results.
April 5, 2004	April 6, 2004	Financial release regarding pre-announcement of revenue and earnings estimates for first quarter 2004 financial results.
April 22, 2004	April 26, 2004	Earnings release for first quarter 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2004

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary
(Principal Financial Officer)