Form 10-Q
period 2004-06-30
ADVANCED POWER TECHNOLOGY INC
filed 2004-08-13
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as August 1, 2004 was 10,680,316 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,168	$11,564
Short-term investments in available-for-sale securities	3,800	4,000
Accounts receivable, net of allowance of $279 (2004) and $213 (2003)	10,895	7,564
Inventories, net	12,944	12,382
Prepaid expenses and other current assets	2,414	2,436
Total current assets	40,221	37,946
Property and equipment, net of accumulated amortization and depreciation of $16,098 (2004) and $14,417 (2003)	11,174	11,002
Long-term investments in available-for-sale securities	2,005	1,000
Other assets	53	174
Technology assets, net of accumulated amortization of $2,491 (2004) and $1,953 (2003)	8,272	8,811
Goodwill	15,570	15,570
Total assets	$77,295	$74,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,771	$3,471
Accrued expenses	2,423	2,695
Total current liabilities	7,194	6,166
Other long term liabilities	117	127
Total liabilities	7,311	6,293

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,794,666 issued and 10,677,816 shares outstanding in 2004; 10,579,930 shares issued and 10,463,080 shares outstanding in 2003	108	106
Additional paid-in capital	89,116	88,625
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	—	(21)
Accumulated other comprehensive income	417	309
Accumulated deficit	(17,896)	(19,048)
Total stockholders’ equity	69,984	68,210
Total liabilities and stockholders’ equity	$77,295	$74,503

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues, net	$18,061	$12,487	$33,154	$23,646
Cost of goods sold	10,915	7,777	20,282	15,529
Amortization of technology rights and other charges	274	280	548	564
Total cost of goods sold	11,189	8,057	20,830	16,093
Gross profit	6,872	4,430	12,324	7,553
Operating expenses:
Research and development	783	668	1,670	1,501
Selling, general and administrative	5,130	3,703	9,240	7,394
Restructuring charges	115	—	321	240
Total operating expenses	6,028	4,371	11,231	9,135
Income (loss) from operations	844	59	1,093	(1,582)
Interest income, net	41	52	81	108
Other income (expense), net	12	(145)	6	(134)
Income (loss) before income tax benefit	897	(34)	1,180	(1,608)
Income tax expense (benefit)	28	85	28	(480)
Net income (loss)	$869	$(119)	$1,152	$(1,128)

Net income (loss) per share:
Basic	$0.08	$(0.01)	$0.11	$(0.11)
Diluted	0.08	(0.01)	0.10	(0.11)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,605	10,404	10,556	10,402
Diluted	11,261	10,404	11,212	10,402

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

		Six Months Ended June 30,
		2004	2003
	Cash flows from operating activities:
	Net income (loss)	$1,152	$(1,128)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation	1,685	1,556
	Amortization of intangible assets	537	538
	Inventory adjustments	169	(35)
	Amortization of deferred stock compensation	21	87
	Amortization of investment premium	1	14
	Deferred gain on sale-leaseback	(8)	(8)
	Loss on disposal of equipment	2	—
	Changes in operating assets and liabilities:
	Accounts receivable	(3,344)	(414)
	Inventories	(749)	(632)
	Prepaid expenses and other assets	141	(86)
	Accounts payable and accrued expenses	1,175	645
	Net cash provided by operating activities	782	537
	Cash flows from investing activities:
	Purchases of available-for-sale securities	(1,010)	(1,000)
	Proceeds from sale of available-for-sale securities	200	5,683
	Purchase of property and equipment	(1,861)	(1,024)
	Net cash (used) provided by investing activities	(2,671)	3,659
	Cash flows from financing activities:
	Payments on capital lease obligations	(3)	(41)
	Proceeds from exercise of stock options	493	17
	Net cash (used) provided by financing activities	490	(24)
	Effects of exchange rate changes on cash	3	4
	Net change in cash and cash equivalents	(1,396)	4,176
	Cash and cash equivalents at beginning of period	11,564	6,708
	Cash and cash equivalents at end of period	$10,168	$10,884

	Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:	Interest	$(19)	$(25)
	Income taxes	(48)	218

	Supplemental disclosure of noncash activities:
	Unrealized loss on short-term and long-term investments	$(2)	$(2)

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2003 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.  The financial information as of December 31, 2003 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

APT’s financial quarters are 13 week periods. The second quarter of 2004 ended on July 4, 2004 and the second quarter of 2003 ended on June 29.  For convenience, the second quarter of 2004 and 2003 are both shown as ended on June 30.

Note 2. Summary of Significant Accounting Policies

(a)                                 Sales Returns and Allowances

The balances and changes in reserve for sales allowances, warranties and returns for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance – beginning of period	$313	$289	$431	$351
Provisions	400	337	719	581
Charge offs	(190)	(251)	(627)	(557)
Balance – end of period	$523	$375	$523	$375

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

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$869	$(119)	$1,152	$(1,128)
Add: Stock based compensation included in reported net income (loss)	11	40	21	88
Deduct: Stock based compensation determined under fair value based method for all awards	(247)	(440)	(460)	(879)
Pro forma net income (loss)	$633	$(519)	$713	$(1,919)

Income (loss) per share:
Basic – as reported	$0.08	$(0.01)	$0.11	$(0.11)
Basic – pro forma	0.06	(0.05)	0.07	(0.18)

Diluted – as reported	$0.08	$(0.01)	$0.10	$(0.11)
Diluted – pro forma	0.06	(0.05)	0.06	(0.18)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2004	2003

Risk-free interest rate	3.0-3.7%	2.6-2.9%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Volatility	100%	100%

(c)                                  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.  Anti-dilutive potential common shares are excluded from the diluted net income share calculation.  Dilutive net loss per share excludes all potential common shares from the calculation as the impact would be anti-dilutive.  Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2004 and 2003 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Incremental dilutive shares included in diluted net income per share calculation	656,000	—	656,000	—
Anti-dilutive shares excluded from diluted net loss per share calculation	257,000	1,233,000	543,000	1,205,000

(d)                                 Goodwill and Intangibles

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of technology rights was approximately $269 in the second quarters of 2004 and 2003, and $538 in the first six months of 2004 and 2003. Amortization of technology rights will be $1,076 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008.

(e)                                  Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% for the first six months of 2004.

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

The total severance related charges recognized in 2003 was $295, which was recognized as $240 and $55 in the first and fourth quarters of 2003, respectively. The severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of June 30, 2004 was approximately $1 million and is included as a component of other current assets.

During the first six months of 2004, an additional $321 was recognized for restructuring related charges, of which $206 was recognized in the first quarter of 2004 and $115 in the second quarter of 2004. The total severance related charges recognized in 2004 was $104, which was recognized as $66 and $38 in the first and second quarters of 2004, respectively. The severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $217 associated with costs to exit certain production activities were also recognized in the first six months of 2004, of which $140 and $77 were recognized in the first and second quarters of 2004, respectively. These charges relate to the write down and closing costs for certain production related equipment.

The changes in the reserve for restructuring balance for the three and six months ended June 30, 2004 and 2003 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance – beginning of period	$155	$123	$178	$—
Provisions	15	—	143	240
Charge offs	(47)	—	(198)	(117)
Balance – end of period	$123	$123	$123	$123

Note 4. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$869	$(119)	$1,152	$(1,128)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2)	—	(2)	(2)
Foreign currency translation adjustment	19	49	110	74
Comprehensive income (loss)	$886	$(70)	$1,260	$(1,056)

Note 5. Inventories, net

	June 30, 2004	December 31, 2003

Raw materials	$3,125	$3,005
Work in process	7,442	6,796
Finished goods	4,545	4,617
	15,112	14,418
Valuation reserve	(2,168)	(2,036)
Inventories, net	$12,944	$12,382

Note 6. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications. Overall, our revenues by geographic area for the second quarter of 2004 were 59.2% in North America, 16.0% in Europe and 24.8% in Asia, compared to 66.3% in North America, 18.1% in Europe, and 15.6% in Asia during the second quarter of 2003. Our revenues for by geographic area for the first six months of 2004 were 62.0% in North America, 15.3% in Europe, and 22.6% in Asia, compared to 65.6% in North America, 21.0% in Europe, and 13.3% in Asia in the first six months of 2003. We allocated revenue geographically based on the location to which we ship our products.

Note 7. Commitments and Contingencies

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

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to the ability of subcontractors and key vendors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customers’ forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Business Overview

We are a leading designer, manufacturer and marketer of high-performance RF and switching power semiconductors. Power semiconductors manage and regulate electrical power by converting electricity into a form required by electrical and electronic products. Our power semiconductors increase system efficiency and reliability, permit the design of more compact end products and improve system features and functionality. We primarily focus on high-power, high-speed devices that dissipate at least several hundred watts of power and require operating frequencies greater than 20 kHz, or 20,000 cycles per second. In particular, we continue to strengthen our portfolio of RF products that operate at frequencies ranging from 1 MHz to 6 GHz.

We sell our products in North America, Europe, and Asia primarily pursuant to customer purchase orders. We sell through a network of independent sales representatives and distributors. We recognize revenue upon shipment of our products.

In 2002, we acquired GHz Technology and the product lines and certain assets of Microsemi RF Products, a wholly owned subsidiary of Microsemi Corporation, to help us further penetrate the markets for RF power semiconductors. We believe that these acquisitions have positioned us as a leading supplier of RF power transistors for avionics and radar. They also added valuable technology and substantial engineering, manufacturing and marketing capabilities. These acquisitions are part of our ongoing strategy to expand our product and technology portfolio in the RF power arena through both internal development and acquisitions. On average, our RF power products provide higher gross margins than switching products, but also require a higher level of engineering support.

We have operations in Bend, Oregon, Santa Clara, California, Montgomeryville, Pennsylvania, and Bordeaux, France. Each site has production, research and development and administrative activities. We also make use of subcontract manufacturers for the fabrication of our wafers and for assembly and test operations.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. In the first six months of 2004, 62.0% of our revenues were from customers in the United States, 15.4% from customers in Europe, and 22.6% from customers in Asia and the rest of the world, compared to 65.6%, 21.0%, and 13.4% for the first six months of 2003. We allocate revenue geographically based on the location to which we ship our products. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

We believe demand is being driven by the emergence of new applications for higher power, higher frequency semiconductors that more precisely manage power, and also by the need to increase performance and improve power quality for existing applications. In particular, demand in our target markets is being driven by the cyclical upturn in the semiconductor capital equipment market and a recovery in the communications and data processing market, as well as growth in demand for complex medical equipment and military and commercial radar equipment. We believe demand is also being driven by the need for more efficient energy use resulting from rising energy costs, government mandates and environmental concerns.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of goodwill and intangible assets with indefinite lives, valuation of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the timing of revenue recognition that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition, Sales Allowances, Returns and Warranty Obligations

Product revenue is recognized upon shipment of product. In general, we provide for a one-year repair or replacement warranty on our products. Upon shipment, we provide an allowance for the estimated cost that may be incurred for product warranty and sales returns based on historical experience and contractual requirements. We use independent distributors to sell some of our products. Distributors can return a contractually agreed upon percentage of the dollar value of products purchased during the prior six months. In addition, we may on a case-by-case basis grant to distributors certain price protections on purchased products.

While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product non-conformance rates, material usage and service delivery costs incurred in correcting a product non-conformance. Should actual product non-conformance rates, material usage, service delivery costs, or distributor returns differ from our estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of the allowance after considering the size of the accounts receivable balance, historical bad debts, the customer’s expected ability to pay and our collection history with each customer. We review significant individual accounts that are past due to determine whether an allowance should be made based on these factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). We adjust inventory costs for estimated unmarketable (excess) or obsolete inventory to estimated net realizable value based upon assumptions about future demand and market conditions. We establish reserves for excess component order cancellation costs based on estimated net realizable value of the components purchased and any additional cancellation charges. We evaluate historical usage of the product, current customer demand, purchase commitments and forecasted usage of the product. If actual market conditions are less favorable than those projected by management, additional adjustments or reserves may be required.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of June 30, 2004, we had a full valuation allowance recorded against our net deferred tax assets.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

We value goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. (SFAS) 142 ‘‘Goodwill and Other Intangible Assets.’’ Currently we carry a goodwill balance in connection with previous acquisitions, but have no other intangible assets with indefinite lives. We annually review goodwill for impairment and when events or circumstances indicate the carrying value of the asset might exceed its current fair value. We determine fair value using discounted cash flow analysis and other acceptable valuation methodologies such as market multiples and comparable transactions. This requires us to make assumptions and estimates regarding industry economic factors and future profitability. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of goodwill.

Valuation of Long-Lived Assets

We value long-lived assets, including intangible assets with finite lives, in accordance with SFAS 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine the potential impairment using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of long-lived assets. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Long-lived assets considered held for sale are valued at the lower of historical cost or fair value less costs to sell. Such assets are not depreciated while so classified.

Contingencies and Litigation

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Non-GAAP Measures

In this discussion, we include certain non-GAAP measures such as gross profit excluding amortization of acquired technology assets, net loss excluding acquisition related charges, revenue growth excluding acquisitions, and selling, general and administrative expense excluding certain legal expenses. We believe this disclosure is useful as a way to explain the impact of certain accounting charges included in our operating results and to provide period to period comparability. We recommend that investors carefully review the GAAP financial measures from which these non-GAAP measures have been derived.

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30, 2004
	2004	2003	2004	2003

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.5	62.3	61.2	65.7
Amortization of technology rights and other charges	1.5	2.2	1.6	2.4
Total cost of goods sold	62.0	64.5	62.8	68.1
Gross profit	38.0	35.5	37.2	31.9
Operating expenses:
Research and development	4.3	5.3	5.0	6.3
Selling, general and administrative	28.4	29.7	27.9	31.3
Restructuring charges	0.6	—	1.0	1.0
Total operating expenses	33.3	35.0	33.9	38.6
Income (loss) from operations	4.7	0.5	3.3	(6.7)
Interest and other income (expense), net	0.3	(0.8)	0.3	(0.1)
Income (loss) before income tax benefit	5.0	(0.3)	3.6	(6.8)
Income tax expense (benefit)	0.2	0.7	0.1	(2.0)
Net income (loss)	4.8%	(1.0)%	3.5%	(4.8)%

Revenues. Revenues for the second quarter of 2004 were $18.1 million, up 44.6% from $12.5 million in the second quarter of 2003 and sequentially up 19.7% from $15.1 million in the first quarter of 2004, with both increases attributable to higher volumes of shipments. The increase in revenues over the prior year quarter and sequentially is primarily attributable to expansion in the semiconductor capital equipment market and communications and data processing market, with the latter growth coming from wireless base stations and other communications infrastructure primarily in Asia.  The increases in these markets in the second quarter of 2004 over the prior year quarter were 135.5% and 78.7%, respectively. The sequential increases in these markets were 21.2% and 34.2%, respectively. While the semiconductor capital equipment market appears to remain healthy, based on inputs from our customers in North America we expect our revenues to be flat to slightly down in the third quarter of 2004 for this market. We also experienced strong growth in our industrial and medical market applications, with growth of 22.4% over the prior year quarter and 20.9% sequential growth.

Revenues for the first six months of 2004 were $33.2 million, up 40.2% from $23.6 million in the first six months of 2003. Increased demand from our customers in the semiconductor capital equipment, communications and data processing, and industrial and medical markets was responsible for our revenue growth.  Revenues from our military and aerospace market were down 4.0% in the first six months of 2004 compared to the first six months of  2003. However with strong customer order activity and backlog in the first half of 2004, we expect this market to contribute significantly to our revenue growth in the second half of 2004.

Overall, our revenues by geographic area for the second quarter of 2004 were 59.2% in North America, 16.0% in Europe and 24.8% in Asia, compared to 66.3% in North America, 18.1% in Europe, and 15.6% in Asia during the second quarter of 2003. Our revenues for by geographic area for the first six months of 2004 were 62.0% in North America, 15.3% in Europe, and 22.6% in Asia, compared to 65.6% in North America, 21.0% in Europe, and 13.3% in Asia in the first six months of 2003. We allocated revenue geographically based on the location to which we ship our products.

Revenues from our higher margin RF products were 44.8% in the second quarter of 2004 compared to 52.3% in the second quarter of 2003. The decline in RF percentage of revenues was due to our discrete switching products in the semiconductor capital equipment and communications and data processing markets growing faster than our RF products during the period. However, we expect that as sales to our military and aerospace market increase, the RF portion of our total sales will increase to approximately 50% by the end of 2004.

Gross Profit. Gross margin for the second quarter of 2004 was 38.0%, compared to 35.5% in the second quarter of 2003.  Excluding acquisition related non-cash amortization of the technology assets acquired, gross margin was 39.6% in the second quarter of 2004 compared to 37.7% in the second quarter of 2003, or an improvement of 190 basis points or 1.9%. The improvement in gross profit margin over the prior year quarter is due to improved fixed cost absorption at both our Bend, Oregon and Montgomeryville, Pennsylvania facilities, as each of those facilities were able to increase revenues on level or only slightly higher production spending. In addition, while the higher gross margin RF content of our revenues was down in the second quarter of 2004 compared to the second quarter of 2003, revenues in our semiconductor capital equipment and medical markets were strong and carry higher than average gross margins.

Gross margin for the first six months of 2004 was 37.2%, compared to 31.9% in the first six months of 2003. Excluding acquisition related non-cash amortization of the technology assets acquired, gross margin was 38.8% in the first six months of 2004, compared to 34.3% in the first six months of 2003, or an improvement of 450 basis points or 4.5%. The improvement in gross margin in the first six months of 2004 over the prior year is due to improved fixed cost absorption at both our Bend, Oregon and Montgomeryville, Pennsylvania facilities, as each of those facilities were able to increase revenues on level or only slightly higher production spending. In addition, while the higher gross margin RF content of our revenues was down in the first six months of 2004 compared to the first six months of 2003, revenues in our semiconductor capital equipment and medical markets were strong and carry higher than average gross margins.

Research and Development Expense.  Second quarter of 2004 research and development expenses were $783,000 or 4.3% of revenues, compared to $668,000 in the second quarter of 2003, or 5.3% of revenues.  Research and development expenses in the first six months of 2004 and 2003 were $1.7 million and $1.5 million or 5.0% and 6.3% of revenues, respectively.  The dollar increase in both the quarter over quarter and year to date over year to date spending levels on research and development are both attributable to increased payroll expense for additional personnel dedicated to research and development activities and slightly higher spending on supplies and materials. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. The decrease in the percentage of revenue is due to our higher revenue levels in 2004.

Selling, General and Administrative Expense. Second quarter of 2004 selling, general, and administrative expenses were $5.1 million or 28.4% of revenues, compared to $3.7 million in the second quarter of 2003, or 29.7% of revenues.  Selling, general, and administrative expenses in the first six months of 2004 and 2003 was $9.2 million and $7.4 million or 27.9% and 31.3% of revenues, respectively. The increase in both the quarter over quarter and year to date over year to date spending levels are primarily attributable to higher legal costs in connection with a patent litigation matter, as more fully explained in Part II, Item 1 to this filing. Legal expenses incurred in connection with the IXYS lawsuit were $1.3 million and $224,000 in the second quarters of 2004 and 2003, respectively. For the first six months of 2004 and 2003 these legal expenses were $1.9 million and $602,000, respectively. As announced in our press release on June 16, 2004, the United States District Court of the Northern District of California has granted summary judgment in favor of APT, dismissing IXYS Corporation’s claims of patent infringement against APT. The Court held that IXYS’ United States Patent Nos. 5,486,715 and 5,801,419 are not infringed by APT’s power MOSFET products, and further held that “IXYS’s patents are invalid because obvious.”  Key prior art cited by the Court was APT’s own dual metal power MOSFETs and IGBTs dating from the early 1990s. Therefore we expect our legal costs will decrease substantially in the third quarter of 2004. A portion of the increases was also due to commission expense on higher overall revenues.  Selling, general and administrative expenses, other than the IXYS related legal expenses and commissions, were $3.1 million in the second quarter of 2004, compared to $3.0 million in the second quarter of 2003. Selling, general and administrative expenses, other than the IXYS related legal expenses and commissions, were $6.1 million in the first six months of 2004, compared to $6.0 million in the first six months of 2003.

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

The total severance related charges recognized in 2003 was $295,000, which was recognized as $240,000 and $55,000 in the first and fourth quarters of 2003, respectively. The severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350,000. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of June 30, 2004 was approximately $1 million and is included as a component of other current assets.

During the first six months of 2004, an additional $321,000 was recognized for restructuring related charges, of which $206,000 was recognized in the first quarter of 2004 and $115,000 in the second quarter of 2004. The total severance related charges recognized in the first six months of 2004 was $104,000, which was recognized as $66,000 and $38,000 in the first and second quarters of 2004, respectively. These severance charges relate to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $217,000 associated with costs to exit certain production activities were also recognized in the first six months of 2004, of which $140,000 and $77,000 were recognized in the first and second quarters of 2004, respectively. These charges relate to the write down and closing costs for certain production related equipment.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $53,000 in the second quarter of 2004 compared to a net loss of $93,000 in the second quarter of 2003.  The primary component is interest income earned on our cash and marketable securities.  Net interest income was $41,000 in the second quarter of 2004 compared to $52,000 in the second quarter of 2003.  The decline in interest income is primarily due to lower interest rates available in the current investment market and lower invested cash and marketable securities, as the Company continues to self fund its purchases of property and equipment. The net expense of $145,000 incurred in the second quarter of 2003 includes $102,000 of estimated accrued cost related to a small fire at our Montgomeryville, Pennsylvania facility.  This cost estimate was adjusted in the fourth quarter of 2003 down to $78,000, of which we recovered $48,000 from our insurance coverage, which was recorded as a gain in the fourth quarter of 2003.

Income Tax Expense (Benefit).  For the first six months of 2004, the Company recorded a tax expense of $28,000, for an effective rate of 2.4%. The Company recorded a full valuation allowance against its net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002 and 2003 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% for the remainder of 2004.

We recorded a tax expense in the second quarter of 2003 of $85,000 on a loss before tax of $34,000 for a negative 250% effective tax rate.  The reason for the recording of a tax expense on a net loss is due to the mix of our profit (loss) before tax between United States (U.S.) and foreign tax jurisdictions.  We recorded a profit before tax within the U.S. and a loss outside of the U.S.  In addition, due to loss carry forward positions outside of the U.S., we have not recorded any additional tax benefit for the foreign loss incurred, as we recorded an increase in our valuation allowance for the tax effect of the foreign loss.  Our effective tax rate for the first six months of 2003 was 29.9%, which is lower than the statutory rate also due to the mix of our profit (loss) before tax between the U.S. and foreign jurisdictions.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first six months of 2004, we generated approximately $782,000 from operating activities. This resulted from our net income of $1.2 million plus $2.4 million of non-cash charges for depreciation, amortization, and provisions. This was offset by $2.8 million in additional working capital requirements, primarily higher trade accounts receivable balances on higher revenues, which was partially offset by higher payables for goods and services.

Investing Cash Flows: In the first six months of 2004, we used $2.7 million in investing activities. We invested $1.9 million in the purchase of property, plant, and equipment, and purchased $1.0 million of available-for-sale securities with long term maturities.  The additions related to the Bend, Oregon fab expansion and for assembly and test equipment at our Santa Clara, California facility.

Financing Cash Flows: In the first six months of 2004, we generated approximately $490,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of June 30, 2004, APT had $33.0 million in working capital.  Our trade accounts receivable balance was $10.9 million reflecting a days sales outstanding ratio of 49 days, compared to trade accounts receivable of $7.6 million at December 31, 2003, reflecting a days sales outstanding ratio of 57 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance at June 30, 2004 was $12.9 million reflecting inventory turns of 3.6 times per year, compared to an inventory balance of $12.4 million at December 31, 2003, reflecting inventory turns of 2.7 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

On June 16, 2004, APT filed a registration statement on Form S-3, with the SEC to register 3,100,000 shares of our common stock, of which APT would sell 1,900,000 shares and selling shareholders would sell 1,200,000 shares. The selling shareholders include APT officers and one director, and are listed in the registration statement. The underwriters may also purchase up to an additional 465,000 shares from the selling shareholders at the public offering price, less the underwriting discount, within 30 days from the date of this prospectus to cover over-allotments, if any. At this time, it is uncertain as to whether or not the Company will complete the offering associated with the June 16, 2004 Form S-3 filing. The Company has incurred $150,000 for professional fees as of June 30, 2004, which were recorded as prepaid offering costs. If the Company elects to not pursue the offering, these costs would be expensed at that time.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of June 30, 2004, APT had $16.0 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2003. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of June 30, 2004 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of June 30, 2004 the open value of purchase order commitments was $14.9 million compared to $12.5 million at December 31, 2003. This represents the amounts committed per open purchase orders with third parties. The increase over the December 31, 2003 balance is due to the timing of certain capital expenditures and higher material and subcontractor commitments in light of higher production volumes in the quarter and expected into the next quarter. The Company did not enter or terminate any lease agreements during the quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon this evaluation, our CEO and CFO concluded that our controls and procedures are effective in timely alerting them to material information regarding the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)         Changes in Internal Controls.  There have been no significant changes in our internal controls over financial reporting during the most recent quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California.  The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419.  The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On June 16, 2004, the United States District Court of the Northern District of California granted summary judgment in favor of APT, dismissing IXYS Corporation’s claims of patent infringement against APT. The Court held that IXYS’ United States Patent Nos. 5,486,715 and 5,801,419 are not infringed by APT’s power MOSFET products. The court found that “APT has proven by clear and convincing evidence that the inventions described in the ‘715 and ‘419 patents would have been contemporaneously obvious to one skilled in the art.” and further found “ ‘715 patent claims 1, 4, 5, 23, 26, 27, and 30 and ‘419 patent claims 1, 5, 6, 8, 9, 10, 11, 15, 16, 18, 19, and 20 invalid.” APT’s patent infringement claims against IXYS under APT’s United States Patent Nos. 5,283,202 and 5,262,336 remain pending and are scheduled for trial in January 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Advanced Power Technology Inc.’s Annual Shareholders’ Meeting on May 4, 2004, shareholders elected each of the director nominees, ratified the appointment our independent auditors, and approved the amendment to the Advanced Power Technology Inc. Stock Option Plan to increase the share reserve from 2,250,000 to 2,400,000 shares.

Directors are elected by a plurality of the votes cast. That is, the six directors receiving the highest number of votes are elected, regardless of whether that number represents a majority of the votes cast. The ratification of the appointment of the independent auditors requires the affirmative vote of a majority of the shares of Common Stock present or represented and entitled to vote at the Annual Meeting. The ratification of the amendment to the 1995 Stock Option Plan requires the affirmative vote of a majority of the total number of votes cast at the meeting. Abstentions and broker non-votes have no effect on the voting on a matter that requires the affirmative vote of a certain percentage of the votes cast or shares voting on a matter. However, because shares that abstain and shares represented by broker non-votes are nonetheless considered outstanding shares, abstentions and broker non-votes have the same effect as a vote against a proposal which requires the affirmative vote of a majority of the shares of Common Stock outstanding. Under the rules of the NASDAQ, if shareholders do not give instructions to their bank or brokerage firm, it will still be able to vote the shares with respect to certain “discretionary” items, but will not be allowed to vote the shares with respect to certain “non-discretionary” items. In the case of non-discretionary items, the shares will be treated as “broker non-votes.”  A brief description and the voting results for each proposal voted on at the meeting is included in the tables below:

	Number of Shares
	Voted For	Withheld

Election of Directors. To elect six directors, to hold office until the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified (Proposal No. 1);
Patrick P. H. Sireta	8,344,104	1,107,936
Robert C. Pearson	9,360,954	91,086
James E. Petersen	8,118,115	1,333,925
Douglas S. Schatz	8,118,315	1,333,725
Alfred J. Stein	9,264,015	188,025
Ronald F. McKenna	9,363,154	88,886

	Number of Shares
	For	Against	Abstain	Broker Non- Vote
Ratification of Appointment of Independent Auditors. To ratify the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2004 (Proposal No. 2);	9,4443,662	5,028	3,350	—

Ratification of Amendment to Advanced Power Technology, Inc. Stock Option Plan. To ratify an amendment to the Advanced Power Technology, Inc. Stock Option Plan (1995 Stock Option Plan) to increase the share reserve from 2,250,000 to 2,400,000 (Proposal No. 3);	7,557,282	332,741	3,546	1,558,471

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

31.1	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Filed:

There were no reports filed on Form 8-K during the second quarter of 2004.

Furnished:

The following reports were furnished on Form 8-K during the second quarter of 2004.

Date of Report	Date Furnished	Description
February 24, 2004	April 2, 2004	Earnings release for fourth quarter 2003 financial results.
April 5, 2004	April 6, 2004	Financial release regarding pre-announcement of revenue and earnings estimates for first quarter 2004 financial results.
April 22, 2004	April 26, 2004	Earnings release for first quarter 2004 financial results.
June 16, 2004	June 18, 2004	Press release regarding grant of summary judgment dismissing IXYS Corporation’s claims of patent infringement against APT.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August, 2004

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)