Form 10-Q
period 2004-09-30
ADVANCED POWER TECHNOLOGY INC
filed 2004-11-12
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

The number of shares of the Registrant’s Common Stock outstanding as November 1, 2004 was 10,685,800 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,892	$11,564
Short-term investments in available-for-sale securities	4,802	4,000
Accounts receivable, net of allowance of $320 (2004) and $213 (2003)	11,186	7,564
Inventories, net	12,753	12,382
Prepaid expenses and other current assets	2,348	2,436
Total current assets	41,981	37,946

Property and equipment, net of accumulated amortization and depreciation of $16,863 (2004) and $14,417 (2003)	11,327	11,002
Long-term investments in available-for-sale securities	1,000	1,000
Other assets	53	174
Technology assets, net of accumulated amortization of $2,760 (2004) and $1,953 (2003)	8,003	8,811
Goodwill	15,570	15,570
Total assets	$77,934	$74,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,020	$3,471
Accrued expenses	2,577	2,695
Total current liabilities	6,597	6,166
Other long term liabilities	112	127
Total liabilities	6,709	6,293

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,802,070 issued and 10,685,220 shares outstanding in 2004; 10,579,930 shares issued and 10,463,080 shares outstanding in 2003	108	106
Additional paid-in capital	89,127	88,625
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	—	(21)
Accumulated other comprehensive income	419	309
Accumulated deficit	(16,668)	(19,048)
Total stockholders’ equity	71,225	68,210
Total liabilities and stockholders’ equity	$77,934	$74,503

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues, net	$18,660	$12,708	$51,814	$36,354

Cost of goods sold	12,079	8,363	32,361	23,892
Amortization of technology rights and other charges	269	278	817	842
Total cost of goods sold	12,348	8,641	33,178	24,734

Gross profit	6,312	4,067	18,636	11,620

Operating expenses:
Research and development	903	550	2,573	2,051
Selling, general and administrative	3,857	3,672	13,097	11,066
Restructuring charges	38	—	359	240
In-process research and development charges	170	—	170	—
Total operating expenses	4,968	4,222	16,199	13,357

Income (loss) from operations	1,344	(155)	2,437	(1,737)

Interest income, net	66	56	147	164
Other income (expense), net	(153)	16	(147)	(118)

Income (loss) before income tax expense (benefit)	1,257	(83)	2,437	(1,691)
Income tax expense (benefit)	29	255	57	(225)
Net income (loss)	$1,228	$(338)	$2,380	$(1,466)

Net income (loss) per share:
Basic	$0.11	$(0.03)	$0.22	$(0.14)
Diluted	0.11	(0.03)	0.21	(0.14)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,682	10,413	10,598	10,406
Diluted	11,170	10,413	11,215	10,406

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,380	$(1,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,448	2,316
Amortization of intangible assets	807	807
Inventory adjustments	547	175
In-process research and development charges	170	—
Amortization of deferred stock compensation	21	121
Amortization of investment premium	4	14
Deferred gain on sale-leaseback	(13)	(13)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	(3,629)	(1,115)
Inventories	(928)	(528)
Prepaid expenses and other assets	209	164
Accounts payable and accrued expenses	573	332
Net cash provided by operating activities	2,591	807

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,010)	(2,000)
Proceeds from sale of available-for-sale securities	200	6,843
Acquisitions, net of cash acquired	(175)	—
Proceeds from sale of property and equipment	—	—
Purchase of property and equipment	(2,772)	(1,791)
Net cash (used) provided by investing activities	(3,757)	3,052

Cash flows from financing activities:
Payments on capital lease obligations	(5)	(57)
Proceeds from exercise of stock options	504	56
Net cash (used) provided by financing activities	499	(1)

Effects of exchange rate changes on cash	(5)	(5)
Net change in cash and cash equivalents	(672)	3,853
Cash and cash equivalents at beginning of period	11,564	6,708
Cash and cash equivalents at end of period	$10,892	$10,561

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for: Interest	$(10)	$(24)
Income taxes	(91)	199

Supplemental disclosure of noncash activities:
Unrealized loss on short-term and long-term investments	$(2)	$(3)

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results. The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2003 annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2003. The financial information as of December 31, 2003 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

APT’s financial quarters are 13 week periods. The third quarter of 2004 ended on October 3, 2004 and the third quarter of 2003 ended on September 28. For convenience, the third quarter of 2004 and 2003 are both shown as ended on September 30.

Note 2. Summary of Significant Accounting Policies

(a)           Sales Returns and Allowances

The balances and changes in reserve for sales allowances, warranties and returns for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Balance — beginning of period	$523	$375	$431	$351
Provisions	257	235	976	816
Charge offs	(312)	(317)	(939)	(874)
Balance — end of period	$468	$293	$468	$293

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

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$1,228	$(338)	$2,380	$(1,466)
Add: Stock based compensation included in reported net income (loss)	—	33	21	121
Deduct: Stock based compensation determined under fair value based method for all awards	(272)	(465)	(732)	(1,344)
Pro forma net income (loss)	$956	$(770)	$1,669	$(2,689)

Income (loss) per share:
Basic — as reported	$0.11	$(0.03)	$0.22	$(0.14)
Basic — pro forma	0.09	(0.07)	0.16	(0.26)

Diluted — as reported	$0.11	$(0.03)	$0.21	$(0.14)
Diluted — pro forma	0.09	(0.07)	0.15	(0.26)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years. The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2004	2003

Risk-free interest rate	3.0-3.7%	2.6-3.2%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Volatility	100%	100%

(c)           Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period. Anti-dilutive potential common shares are excluded from the diluted net income share calculation. Dilutive net loss per share excludes all potential common shares from the calculation as the impact would be anti-dilutive. Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2004 and 2003 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Incremental dilutive shares included in diluted net income per share calculation	488,000	—	617,000	—
Anti-dilutive shares excluded from diluted net income (loss) per share calculation	632,000	1,266,000	545,000	1,283,000

(d)           Goodwill and Intangibles

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of technology rights was approximately $269 in the third quarters of 2004 and 2003, and $807 in the first nine months of 2004 and 2003. Amortization of technology rights will be $1,076 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008.

(e)           Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% for the first nine months of 2004. However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed.

Note 3. Acquisitions

During the third quarter of 2004, APT acquired the assets, including prototype inventories, equipment, patents, and other intellectual property from a development stage business. The acquisition price was $175, paid in cash. The purchase price was allocated to in-process research and development (IPR&D) of $170 and fixed assets of $5. The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology. The value of the IPR&D was determined based on the consideration paid as the most reliable measure. The acquisition was made to enhance APT’s product development capability.

Note 4. Restructuring Charges

Restructuring costs are accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A liability for a cost associated with an exit or disposal activity is recognized and measured at fair value in the period the liability is incurred, except for liabilities related to ongoing service requirements which are recognized over the service period. All other restructuring charges are directly expensed in the period they are paid.

As part of management’s cost reduction efforts, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2003 were $645, of which $240 was recognized in the first quarter of 2003 and $405 was recognized in the fourth quarter of 2003.

The total severance related charge recognized in 2003 was $295, which was recognized as $240 and $55 in the first and fourth quarters of 2003, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of September 30, 2004 was approximately $1 million and is included as a component of other current assets.

During the first nine months of 2004, an additional $359 was recognized for restructuring related charges, of which $206 was recognized in the first quarter of 2004, $115 in the second quarter of 2004, and $38 in the third quarter of 2004. The total severance related charge recognized in 2004 was $103, which was recognized as $65 and $38 in the first and second quarters of 2004, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $256 associated with costs to exit certain production activities were also recognized in the first nine months of 2004, of which $141 was recognized in the first quarter of 2004, $77 were recognized in the second quarter of 2004, and $38 was recognized in the third quarter of 2004. These charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The changes in the reserve for restructuring balance for the three and nine months ended September 30, 2004 and 2003 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance — beginning of period	$123	$123	$178	$—
Provision	38	—	181	240
Payments	(74)	—	(272)	(117)
Balance — end of period	$87	$123	$87	$123

Provision	$38	$—	$181	$240
Direct expenses	—	—	23	—
Non-cash charges	—	—	155	—
Total restructuring charges	$38	$—	$359	$240

Note 5. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$1,228	$(338)	$2,380	$(1,466)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(1)	(2)	(3)
Foreign currency translation adjustment	2	(3)	112	71
Comprehensive income (loss)	$1,230	$(342)	$2,490	$(1,398)

Note 6. Inventories, net

	September 30, 2004	December 31, 2003

Raw materials	$3,456	$3,005
Work in process	6,949	6,796
Finished goods	4,050	4,617
	14,455	14,418
Valuation reserve	(1,702)	(2,036)
Inventories, net	$12,753	$12,382

Note 7. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications. Overall, our revenues by geographic area for the third quarter of 2004 were 64.5% in North America, 18.2% in Europe and 17.3% in Asia, compared to 66.1% in North America, 17.8% in Europe, and 16.1% in Asia during the third quarter of 2003. Our revenues by geographic area for the first nine months of 2004 were 62.9% in North America, 16.4% in Europe, and 20.7% in Asia, compared to 65.8% in North America, 19.9% in Europe, and 14.3% in Asia in the first nine months of 2003. We allocated revenue geographically based on the location to which we ship our products.

Note 8. Commitments and Contingencies

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts, product liability, environmental, safety and health, and employment matters. The Company is not currently involved in any legal proceedings. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

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

We sell our products in North America, Europe, and Asia primarily pursuant to customer purchase orders. Overall, our revenues by geographic area for the third quarter of 2004 were 64.5% in North America, 18.2% in Europe and 17.3% in Asia, compared to 66.1% in North America, 17.8% in Europe, and 16.1% in Asia during the third quarter of 2003. Our revenues by geographic area for the first nine months of 2004 were 62.9% in North America, 16.4% in Europe, and 20.7% in Asia, compared to 65.8% in North America, 19.9% in Europe, and 14.3% in Asia in the first nine months of 2003. We allocate revenue geographically based on the location to which we ship our products.

We sell through a network of independent sales representatives and distributors. We have operations in Bend, Oregon, Santa Clara, California, Montgomeryville, Pennsylvania, and Bordeaux, France. Each site has production, research and development and administrative activities. We also make use of subcontract manufacturers for the fabrication of our wafers and for assembly and test operations.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

We believe demand is being driven by the emergence of new applications for higher power, higher frequency semiconductors that more precisely manage power, and also by the need to increase performance and improve power quality for existing applications. In particular, demand in our target markets is driven by the cyclical changes in the semiconductor capital equipment market and the communications and data processing market, as well as demand for complex medical equipment and military and commercial radar equipment. We believe demand is also being driven by the need for more efficient energy use resulting from rising energy costs, government mandates and environmental concerns.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of goodwill and intangible assets with indefinite lives, valuation of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the timing of revenue recognition that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of September 30, 2004, we had a full valuation allowance recorded against our net deferred tax assets.

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

Valuation of Long-Lived Assets

We value long-lived assets, including intangible assets with finite lives, in accordance with SFAS 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine the potential impairment using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of long-lived assets. If the asset group is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Long-lived assets considered held for sale are valued at the lower of historical cost or fair value less costs to sell. Such assets are not depreciated while so classified.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30, 2004
	2004	2003	2004	2003

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.7	65.8	62.4	65.7
Amortization of technology rights and other charges	1.5	2.2	1.6	2.3
Total cost of goods sold	66.2	68.0	64.0	68.0

Gross profit	33.8	32.0	36.0	32.0
Operating expenses:
Research and development	4.8	4.3	5.0	5.6
Selling, general and administrative	20.7	28.9	25.3	30.4
Restructuring charges	0.2	—	0.7	0.7
In-process research and development charges	0.9	—	0.3	—
Total operating expenses	26.6	33.2	31.3	36.7
Income (loss) from operations	7.2	(1.2)	4.7	(4.7)
Interest and other income (expense), net	(0.5)	0.5	—	0.1
Income (loss) before income tax benefit	6.7	(0.7)	4.7	(4.6)
Income tax expense (benefit)	0.1	2.0	0.1	(0.6)
Net income (loss)	6.6%	(2.7)%	4.6%	(4.0)%

Revenues. Revenues for the third quarter of 2004 were $18.7 million, up 46.8% from $12.7 million in the third quarter of 2003, and sequentially up 3.3% from $18.1 million in the second quarter of 2004, with both increases attributable to higher volume shipments. The increase in revenues over the prior year quarter is attributable to broad increased demand in each of the end markets we serve. The increases in revenues over the prior year quarter in each of the markets we serve were: communications and data processing 45.2%; industrial and medical 43.2%; semiconductor capital equipment 101.3%; and military and aerospace 22.8%.

Revenues for the first nine months of 2004 were $51.8 million, up 42.5% from $36.4 million in the first nine months of 2003. The increase in 2004 over 2003 was driven by higher volumes and strong demand across all of the markets we serve, with the semiconductor capital equipment and the communications and data processing markets providing the most growth relative to 2003. Our combined revenues in these two markets increased by 90.4% in the first nine months of 2004 compared to the first nine months of 2003, while the other two combined markets increased 13.6%.

We experienced a sequential decline from the second quarter of 2004 of 23.7% in our revenue to the semiconductor capital equipment market. In addition, we expect our revenues in this market to decline sequentially in the fourth quarter of 2004 as well. We believe this is due to reduced demand compared to prior quarters, as well as an inventory correction underway at our customers, which we anticipate to be largely completed within the next one to two quarters. In the third quarter of 2004, we also experienced a softening in the communications and data processing markets, mainly due to reduced demand from our customers in the wireless base station and other communication infrastructure, particularly in Asia. Overall our revenues to the communications and data processing market declined sequentially in the third quarter of 2004 by 14.6%. These sequential declines were offset by increased demand from our customers in our industrial and medical market and military and aerospace market which increased 30.7% and 34.5%, respectively.

The overall classification of our revenues by market in the first nine months of 2004 was communications and data processing 21.7%, semiconductor capital equipment 28.6%, industrial and medical 25.2%, and military and aerospace 24.5%. This compares to the first nine months of 2003 classification of communication and data processing 19.7%, semiconductor capital equipment 18.0%, industrial and medical 29.3%, and military and aerospace 33.0%. Over time we expect each of these four markets to contribute about equally to our revenues.

Overall, our revenues by geographic area for the third quarter of 2004 were 64.5% in North America, 18.2% in Europe and 17.3% in Asia, compared to 66.1% in North America, 17.8% in Europe, and 16.1% in Asia during the third quarter of 2003. Our revenues by geographic area for the first nine months of 2004 were 62.9% in North America, 16.4% in Europe, and 20.7% in Asia, compared to 65.8% in North America, 19.9% in Europe, and 14.3% in Asia in the first nine months of 2003. We allocate revenue geographically based on the location to which we ship our products.

Revenues from our higher margin RF products were 48.5% in the third quarter of 2004 compared to 47.7% in the third quarter of 2003. A significant portion of our RF products are sold into both the semiconductor capital equipment market and the military and aerospace market. Despite the expected fourth quarter decline in revenues to the semiconductor capital equipment market, the anticipated increase in revenues to our military and aerospace market is expected to drive the RF portion of our total sales to surpass 50% in the fourth quarter of 2004.

Gross Profit. Gross margin for the third quarter of 2004 was 33.8%, compared to 32.0% in the third quarter of 2003, and 38.0% in the second quarter of 2004. Excluding acquisition related non-cash amortization of the technology assets acquired, gross margin was 35.3% in the third quarter of 2004 compared to 34.2% in the third quarter of 2003, and 39.6% in the second quarter of 2004. The improvement in gross profit margin of 110 basis points or 1.1% over the prior year quarter is due to improved fixed cost absorption at both our Bend, Oregon and Montgomeryville, Pennsylvania facilities, as each of those facilities were able to increase revenues on level or only slightly higher production spending. The sequential decline in gross margin in the third quarter of 2004 was primarily due to $322,000 of write downs recorded for inventory excess and obsolescence, and approximately $240,000 of additional expenses associated with the acceleration of production ramp-up for a major customer on a large RF products contract won earlier this year.

Gross margin for the first nine months of 2004 was 36.0%, compared to 32.0% in the first nine months of 2003. Excluding acquisition related non-cash amortization of the technology assets acquired, gross margin was 37.5% in the first nine months of 2004, compared to 34.3% in the first nine months of 2003, or an improvement of 320 basis points or 3.2%. The improvement in gross margin in the first nine months of 2004 over the prior year is due to improved fixed cost absorption at both our Bend, Oregon and Montgomeryville, Pennsylvania facilities, as each of those facilities were able to increase revenues on level or only slightly higher production spending.

Research and Development Expense. Third quarter of 2004 research and development expenses were $903,000 or 4.8% of revenues, compared to $550,000 in the third quarter of 2003, or 4.3% of revenues. Research and development expenses in the first nine months of 2004 and 2003 were $2.6 million and $2.1 million or 5.0% and 5.6% of revenues, respectively. The dollar increase in both the quarter over quarter and year to date over year to date spending levels on research and development are both attributable to increased payroll expense for additional personnel dedicated to research and development activities and higher spending on supplies and materials. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. The decrease in R&D spending as a percentage of revenue for the first nine months of 2004 compared to 2003 is primarily due to our higher revenue levels in 2004.

Selling, General and Administrative Expense. Third quarter of 2004 selling, general, and administrative expenses were $3.9 million or 20.7% of revenues, compared to $3.7 million in the third quarter of 2003, or 28.9% of revenues, and $5.1 million in the second quarter of 2004 or 28.4% of revenues. Selling, general, and administrative expenses in the first nine months of 2004 and 2003 was $13.1 million and $11.1 million or 25.3% and 30.4% of revenues, respectively. The increase in the year to date over year to date spending levels are primarily attributable to higher legal costs in connection with a patent litigation matter. For the first nine months of 2004 and 2003 these legal expenses were $2.0 million and $791,000, respectively. As announced in our press release on June 16, 2004, the United States District Court of the Northern District of California has granted summary judgment in favor of APT, dismissing IXYS Corporation’s claims of patent infringement against APT. The Court held that IXYS’ United States

Patent Nos. 5,486,715 and 5,801,419 are not infringed by APT’s power MOSFET products, and further held that “IXYS’s patents are invalid because obvious.” Key prior art cited by the Court was APT’s own dual metal power MOSFETs and IGBTs dating from the early 1990s. Therefore we expect our legal costs will decrease substantially in the second half of 2004. Reference is made to Part II, Item 1 to this filing for a more detailed description of this matter. A portion of the year to date increase was also due to additional sales commission expense of $360,000 on higher overall revenues and higher payroll costs of $407,000 relative to the management cash bonus incentive plan.

Selling, general and administrative expenses, other than the IXYS related legal expenses, sales commission expense, and payroll expenses under a variable compensation plan, were $2.9 million in the third quarter of 2004, compared to $2.7 million in the third quarter of 2003. Selling, general and administrative expenses, other than the IXYS related legal expenses, sales commission expense, and payroll expenses under a variable compensation plan, were $8.8 million in the first nine months of 2004, compared to $8.7 million in the first nine months of 2003.

Restructuring Activities: As part of management’s cost reduction efforts, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2003 were $645,000, of which $240,000 was recognized in the first quarter of 2003 and $405,000 was recognized in the fourth quarter of 2003.

The total severance related charge recognized in 2003 was $295,000, which was recognized as $240,000 and $55,000 in the first and fourth quarters of 2003, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2003 of approximately $350,000. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of September 30, 2004 was approximately $1 million and is included as a component of other current assets.

During the first nine months of 2004, an additional $359,000 was recognized for restructuring related charges, of which $206,000 was recognized in the first quarter of 2004, $115,000 in the second quarter of 2004, and $38,000 in the third quarter of 2004. The total severance related charge recognized in 2004 was $103,000, which was recognized as $65,000 and $38,000 in the first and second quarters of 2004, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $256,000 associated with costs to exit certain production activities were also recognized in the first nine months of 2004, of which $141,000 was recognized in the first quarter of 2004, $77,000 were recognized in the second quarter of 2004, and $38,000 was recognized in the third quarter of 2004. These charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

Interest income and other expense, net. Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net loss of $87,000 in the third quarter of 2004 compared to a net income of $72,000 in the third quarter of 2003. Net interest income was $66,000 in the third quarter of 2004 compared to $56,000 in the third quarter of 2003. Net interest income for the first nine months of 2004 was $147,000 compared to $164,000 in the first nine months of 2003. Net other expense of $147,000 in the first nine months of 2004 includes $181,000 of expensed legal and accounting fees associated with the filing and subsequent withdrawal of the Company’s S-3 registration statement, which was recorded in the third quarter of 2004. Net other expense for the first nine months of 2003 includes $102,000 of an estimated accrued loss related to a small fire at our Montgomeryville, Pennsylvania facility recorded in the second quarter of 2003. This cost estimate was adjusted in the fourth quarter of 2003 down to $78,000, of which we recovered $48,000 from our insurance coverage, which was recorded as a gain in the fourth quarter of 2003.

Income Tax Expense (Benefit). For the first nine months of 2004, the Company recorded a tax expense of $57,000, for an effective rate of 2.3%. The Company recorded a full valuation allowance against its remaining net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002 and 2003 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% for the remainder of 2004. However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed.

We recorded a tax expense in the third quarter of 2003 of $255,000 on a loss before tax of $83,000 for a negative 307% effective tax rate. During the third quarter of 2003 we recorded a non-cash tax expense of $480,000 related to the valuation of the Company’s net deferred tax NOL asset recognized in the first six months of 2003. In the fourth quarter of 2003 the Company recorded a full valuation allowance against the remaining net deferred tax assets. We recorded this non-cash expense in accordance with SFAS 109, “Accounting for Income Taxes” guidance on valuation of deferred tax assets. This expense was partially offset by a reduction of taxes payable of $225,000 related to the resolution of a previous tax position. Excluding the $225,000 tax benefit recorded, our effective tax rate was 0% for the first nine months of 2003.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first nine months of 2004, we generated approximately $2.6 million from operating activities. This resulted from our net income of $2.4 million plus $4.0 million of non-cash charges for depreciation, amortization, and provisions, which was partially offset by $3.8 million in additional working capital requirements, primarily higher trade accounts receivable balances on higher revenues.

Investing Cash Flows: In the first nine months of 2004, we used $3.8 million in investing activities. We invested $2.8 million in the purchase of property, plant, and equipment, made net purchases of $810,000 of available-for-sale securities, and paid $175,000 for an acquisition. The fixed asset additions related to the Bend, Oregon wafer fabrication facility expansion and to the addition of assembly and test equipment at our Santa Clara, California facility.

Financing Cash Flows: In the first nine months of 2004, we generated approximately $499,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of September 30, 2004, APT had $35.4 million in working capital. Our trade accounts receivable balance was $11.2 million reflecting a days sales outstanding ratio of 54 days, compared to trade accounts receivable of $7.6 million at December 31, 2003, reflecting a days sales outstanding ratio of 57 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance at September 30, 2004 was $12.8 million reflecting inventory turns of 3.8 times per year, compared to an inventory balance of $12.4 million at December 31, 2003, reflecting inventory turns of 2.7 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

APT currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements if needed. As of September 30, 2004, APT had $16.7 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2003. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of September 30, 2004 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of September 30, 2004 the open value of purchase order commitments was $14.0 million compared to $12.5 million at December 31, 2003. This represents the amounts committed per open purchase orders with third parties. The Company did not enter or terminate any lease agreements during the quarter.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts, product liability, environmental, safety and health, and employment matters. The Company is not currently involved in any legal proceedings. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

On August 15, 2002, IXYS Corporation filed a patent infringement lawsuit against APT with the United States District Court, Northern District of California. The claim filed by IXYS alleges that APT infringes on their United States Patent No. 5,486,715 and 5,801,419. The IXYS claim also requested that damages be determined at trial and that such damages be trebled. On June 16, 2004, the United States District Court of the Northern District of California granted summary judgment in favor of APT, dismissing IXYS Corporation’s claims of patent infringement against APT. The Court held that IXYS’ United States Patent Nos. 5,486,715 and 5,801,419 are not infringed by APT’s power MOSFET products. The court found that “APT has proven by clear and convincing evidence that the inventions described in the ‘715 and ‘419 patents would have been contemporaneously obvious to one skilled in the art.” and further found “ ‘715 patent claims 1, 4, 5, 23, 26, 27, and 30 and ‘419 patent claims 1, 5, 6, 8, 9, 10, 11, 15, 16, 18, 19, and 20 invalid.” As announced by APT on August 16, 2004, APT and IXYS Corporation entered into an agreement and consented to a Stipulated Order of Dismissal regarding their patent infringement lawsuit in United States District Court in the Northern District of California. The agreement is a final settlement of all claims in the lawsuit, including APT’s patent infringement claims against IXYS under APT’s United States Patent Nos. 5,283,202 and 5,262,336. The parties have agreed to keep the agreement confidential.

ITEM 6. EXHIBITS

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2004

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer)