Form 10-K/A
period 2004-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2005-04-21
CIK 1114973

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

ADVANCED POWER TECHNOLOGY, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 8, 2005. This Amendment No. 1 to Form 10-K is filed solely to correct a typographical error in the Reports of KPMG LLP, Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm, in which the conformed signatures were inadvertently omitted from the original filing.  The corrected reports of KPMG LLP are included below in this 10-K/A and the corrected consent is attached hereto as Exhibit 23.

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

/s/ KPMG LLP

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

/s/ KPMG LLP

Portland, Oregon

March 4, 2005

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2005.

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN
Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

The exhibit index below lists the exhibits that are filed as part of this Amendment.

Exhibit Number	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31	Rule13a-14(a)/15d-14(a) Certifications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.