Form 10-Q
period 2005-03-31
ADVANCED POWER TECHNOLOGY INC
filed 2005-05-10
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .

Commission file number 001-16047

Advanced Power Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-0875072
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

405 SW Columbia Street, Bend, Oregon 97702

(Address of principal executive offices and Zip Code)

(541) 382-8028

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2005 was 10,704,516 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$1,442	$4,149
Short-term investments in available-for-sale securities	10,099	11,675
Accounts receivable, net of allowance of $160 (2005) and $192 (2004)	8,633	10,044
Inventories, net	13,401	14,647
Prepaid expenses and other current assets	2,211	2,196
Total current assets	35,786	42,711
Property and equipment, net of accumulated amortization and depreciation of $17,819 (2005) and $16,994 (2004)	11,368	11,357
Long-term investments in available-for-sale securities	1,000	1,000
Other assets	55	110
Intangible assets, net of accumulated amortization of $3,346 (2005) and $3,030 (2004)	7,753	7,734
Goodwill	15,570	15,570
Total assets	$71,532	$78,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,745	$4,143
Accrued expenses	2,517	2,193
Total current liabilities	5,262	6,336
Other long term liabilities	104	108
Total liabilities	5,366	6,444

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,816,666 issued and 10,699,816 shares outstanding in 2005; 10,804,620 shares issued and 10,687,770 shares outstanding in 2004	108	108
Additional paid-in capital	89,739	89,138
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	(56)	—
Accumulated other comprehensive income	468	545
Accumulated deficit	(22,332)	(15,992)
Total stockholders’ equity	66,166	72,038
Total liabilities and stockholders’ equity	$71,532	$78,482

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues, net	$14,132	$15,093
Cost of goods sold	10,110	9,367
Amortization of technology rights and other charges	269	274
Total cost of goods sold	10,379	9,641
Gross profit	3,753	5,452
Operating expenses:
Research and development	1,167	887
Selling, general and administrative	3,959	4,110
Restructuring charges	45	206
In-process research and development charges	4,896	—
Total operating expenses	10,067	5,203
Income (loss) from operations	(6,314)	249
Interest income, net	55	40
Other expense, net	(51)	(6)
Income (loss) before income taxes	(6,310)	283
Income tax expense	30	—
Net income (loss)	$(6,340)	$283

Net income (loss) per share:
Basic	$(0.59)	$0.03
Diluted	(0.59)	0.03
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,695	10,516
Diluted	10,695	11,171

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Three Months Ended March 31,
		2005	2004
	Cash flows from operating activities:
	Net income (loss)	$(6,340)	$283
	Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
	Depreciation	826	871
	Amortization of intangible assets	316	270
	Inventory provision	92	102
	In-process research and development charges	4,896	—
	Amortization of deferred stock compensation	18	10
	Deferred gain on sale-leaseback	(4)	(4)
	Amortization of investment discount	2	—
	Changes in operating assets and liabilities, net of effects of acquisitions:
	Accounts receivable	1,524	(949)
	Inventories	1,080	79
	Prepaid expenses and other assets	56	160
	Accounts payable and accrued expenses	(1,303)	(392)
	Net cash provided by operating activities	1,163	430
	Cash flows from investing activities:
	Purchases of available-for-sale securities	(3,450)	(3,000)
	Proceeds from sale of available-for-sale securities	5,025	2,150
	Acquisitions, net of cash acquired	(4,985)	—
	Purchase of property and equipment	(492)	(764)
	Net cash used by investing activities	(3,902)	(1,614)
	Cash flows from financing activities:
	Payments on capital lease obligations	(2)	(1)
	Proceeds from exercise of stock options	23	109
	Net cash provided by financing activities	21	108
	Effects of exchange rate changes on cash	11	(1)
	Net change in cash and cash equivalents	(2,707)	(1,077)
	Cash and cash equivalents at beginning of period	4,149	3,664
	Cash and cash equivalents at end of period	$1,442	$2,587

	Supplemental disclosure of cash flow information:
Cash paid during the period for:	Interest	$5	$33
	Income taxes-net	10	16

	Supplemental disclosure of noncash activities:
	Unrealized gain (loss) on short-term and long-term investments	$1	$—
	Issuance of stock options for acquisitions	570	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2004 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.  The financial information as of December 31, 2004 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.

APT’s financial quarters are 13 week periods. The first quarter of 2005 ended on April 3, 2005 and the first quarter of 2004 ended on April 4, 2004.  For convenience, the first quarters of 2005 and 2004 are both shown as ended on March 31.

Note 2. Summary of Significant Accounting Policies

(a)           Sales Returns and Allowances

The balances and changes in reserve for warranties and sales returns for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004

Balance – beginning of period	$716	$431
Provisions	790	319
Charge offs	(827)	(437)
Balance – end of period	$679	$313

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

In December 2004, the FASB finalized SFAS No. 123R “Share Based Payment,” which will be effective for annual reporting periods beginning after June 15, 2005. The new standard will require us to expense stock based compensation. Under SFAS No. 123R, we must evaluate and determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We are currently evaluating the provisions of FAS 123R and expect that the adoption on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share, as the stock based compensation expense will be charged directly against our reported earnings. We do not expect the accounting change to materially affect our liquidity as equity-based compensation is a non-cash expense.

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below.

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$(6,340)	$283
Add: Stock based compensation included in reported net income (loss)	18	10
Deduct: Stock based compensation determined under fair value based method for all awards	(249)	(222)
Pro forma net income (loss)	$(6,571)	$71

Income (loss) per share:
Basic – as reported	$(0.59)	$0.03
Basic – pro forma	(0.61)	0.01

Diluted – as reported	$(0.59)	$0.03
Diluted – pro forma	(0.61)	0.01

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years. The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2005	2004

Risk-free interest rate	4.0%	3.0%
Expected dividend yield	0%	0%
Expected life	6.5 years	5 years
Volatility	82%	100%

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

Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three months ended March 31, 2005 and 2004 are summarized in the following table.

	Three Months Ended March 31,
	2005	2004

Incremental dilutive shares included in diluted net income per share calculation	—	655,000
Anti-dilutive shares excluded from diluted net loss per share calculation	1,321,000	554,000

(d)           Goodwill and Intangibles

                APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, the majority of which was estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of intangible assets was approximately $316 and $269 in the first three months of 2005 and 2004, respectively. Excluding the impact of any future acquisitions, amortization of technology rights will be $1,262 in 2005, $1,150 in 2006 and 2007, and $1,076 in 2008 and 2009.

(e)           Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. As of March 31, 2005, the Company still maintains a full valuation allowance against its net deferred tax assets.

(f)            Reclassifications

Certain reclassifications have been made to the prior year statement of cash flows to conform to current presentation. These changes had no impact on the previously reported balance sheet, results of operations, or shareholders’ equity.  The reclassification related to certain auction rate securities which are now classified as short-term investments in available-for-sale securities and which had previously been classified as cash and cash equivalents. The amounts for such auction rate securities as of March 31, 2005 and December 31, 2004 were $7,300 and $7,875, respectively.

Note 3. Acquisitions

On December 22, 2004 Advanced Power Technology, Inc. (APT) entered into a definitive agreement and plan of merger with PowerSicel, Inc. The acquisition was completed on January 7, 2005 and the company was re-named to Advanced Power Technology Colorado.

Under the terms of the agreement, APT paid approximately $5.4 million in cash from operations in exchange for all of the existing shares of PowerSicel, issued 63,525 APT stock options in exchange for the

PowerSicel stock options and issued 19,402 APT stock options for the retention of key employees. PowerSicel Inc. was determined to be a development stage company, in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Therefore, the transaction was considered a purchase of tangible and intangible assets, which were accounted for in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”  APT obtained a third party valuation study to estimate the fair value of the acquired intangible assets.  APT began to consolidate the financial results of PowerSicel on January 7, 2005.  The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash paid at closing		$5,387
Exchanged options	63,525	458
Retention options	19,402	112
Direct costs		113
Total purchase price		$6,070

All vested and unvested PowerSicel options exchanged for APT options and retention options issued by APT are included as part of the purchase price based on their fair value.  The estimated fair value of the options is based upon the Black-Scholes model using the following assumptions:

	Exchanged Options	Retention Options
Expected life	3.0 years	6.25 years
Expected volatility	69%	82%
Risk-free interest rate	3.4%	4.0%
Expected dividend yield	0.0%	0.0%

PowerSicel’s expertise in silicon carbide and other compound semiconductor technology and products complement APT’s current portfolio of RF products which operate at frequencies ranging from 1 MHz to 4 GHz and are sold into applications such as semiconductor capital equipment, medical imaging, radar, avionics and wireless communications. The acquisition adds valuable development capability to APT’s core capability in discrete and RF power transistors allowing APT to better serve its current markets and to expand into new markets.

The allocation of purchase price was as follows:

Working capital	$430
Property and equipment	344
Deferred compensation on unvested stock options assumed	66
Acquired in-process research and development	4,896
Acquired intangible assets	334
Allocated purchase price	$6,070

In connection with this acquisition, the APT recorded a charge of $4,896 for the write-off of in-process research and development (IPR&D).  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, APT recorded intangible assets of $223 and $111 for PowerSicel’s assembled workforce and for certain employment contracts of key PowerSicel executives, respectively. The assembled workforce intangible asset will be amortized over three years and the employment contracts intangible asset will be amortized over one year, reflecting the expected life of the assets.  The IPR&D and intangible asset amounts are not deductible for tax purposes.

The value of IPR&D was determined by estimating the net cash flows from the sale of products with silicon carbide technology and discounting the net cash flows back to their present value using a risk adjusted interest rate of

30%.  The estimated net cash flows were based on management’s estimates of related revenues, costs of goods sold, operating expenses, income taxes, and additional costs to completion for the in-process technology.

The value of the assembled workforce was determined by estimating the cost to independently recruit, hire, and train the acquired PowerSicel workforce.  The value of the employment contracts was determined by calculating the difference between estimated net cash flows with and without the employment contracts over a two year period.  The net cash flows were discounted back to their present value using a risk adjusted interest rate of 23%.

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  PowerSicel had one main product group under development at the acquisition date that met the minimum development requirements for IPR&D projects.  The project included the commercialization of silicon carbide transistors.  The project was approximately 80% complete at the time of the acquisition and was expected to be complete within nine to twelve months.  The estimated aggregate cost to complete the project was $260.

Pro forma results of operations have not been presented for this acquisition because the effects were not material on an individual or aggregate basis.

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

As part of management’s cost reduction efforts, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2004 were $558, of which $206, $115, $38 and $199 were recognized in the first, second, third and fourth quarters of 2004, respectively.

The total severance related charge recognized in 2004 was $103, which was recognized as $65 and $38 in the first and second quarters of 2004, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $375 associated with costs to exit certain production activities were also recognized in 2004, of which $141, $77, $38, and $119 were recognized in the first, second, third and fourth quarters of 2004, respectively.  The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80 and $350, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of March 31, 2005 was approximately $930 and is included as a component of other current assets.

During the first quarter of 2005 an additional $45 was recognized in restructuring charges. The charges were associated with additional severance costs.  The changes in the reserve for restructuring balance for the three months ended March 31, 2005 and 2004 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	Three Months Ended March 31,
	2005	2004

Balance – beginning of period	$60	$178
Provisions	—	128
Charge offs	(6)	(151)
Balance – end of period	$54	$155

Note 5. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended March 31,
	2005	2004

Net income (loss)	$(6,340)	$283

Other comprehensive income (loss), net of tax:
Unrealized gain/(loss) on available for sale securities	1	—
Foreign currency translation adjustment	(78)	91
Comprehensive income (loss)	$(6,417)	$374

Note 6. Inventories, net

	March 31, 2005	December 31, 2004

Raw materials	$2,862	$3,003
Work in process	6,325	7,061
Finished goods	4,214	4,583
Inventories, net	$13,401	$14,647

Note 7. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications. Overall, our revenue by geographic area for the first quarter of 2005 was 61.7% in North America, 21.4% in Europe and 16.9% in Asia, compared to 65.4% in North America, 14.5% in Europe, and 20.1% in Asia during the first quarter of 2004. We allocated revenue geographically based on the location to which we ship our products.

Note 8. Line of Credit

On March 31, 2005, we obtained a $10 million revolving line of credit with Silicon Valley Bank. We currently do not have any advances under this line of credit.  The Company paid commitment fees of 20 basis points upon closing and will pay 20 basis points per year on the unused portion of the line of credit, payable quarterly.

Amounts borrowed under the credit agreement are secured by certain tangible and intangible assets of the Company. The credit agreement expires on June 30, 2006, at which time all amounts borrowed and related interest are immediately payable if the agreement is not renewed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-looking Statements and Risk Factors Affecting Business and Results of Operations

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results might result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to the ability of subcontractors and key vendors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; our mix of product shipments; the accuracy of our customers’ forecasts; the effectiveness of our efforts to control and reduce costs; and other risks detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Business and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

We sell our products in North America, Europe, and Asia primarily pursuant to customer purchase orders. We sell through a network of independent sales representatives and distributors. We recognize revenue upon shipment of our products. We have operations in Bend, Oregon, Santa Clara, California, Montgomeryville, Pennsylvania, Boulder, Colorado, and Bordeaux, France. We also make use of subcontract manufacturers for the fabrication of our wafers and for assembly and test operations. Our locations are more fully described in “Business—Properties” in our 2004 Form 10-K.

In 2002, we acquired GHz Technology and the product lines and certain assets of Microsemi RF Products to help us further penetrate the markets for RF devices. We believe that these acquisitions have positioned us as a leading supplier in bipolar RF power transistors and added substantial RF technology, engineering, manufacturing and marketing capabilities.

In September 2004 and January 2005, we acquired the assets of two development stage businesses.  In September 2004, we paid $175 in cash from operations for the assets of Zeus Semiconductor, Inc., including prototype inventories, equipment, patents, and other intellectual property. In January 2005, we acquired PowerSicel, Inc. for approximately $5.4 million, from existing cash and marketable securities, in exchange for all of the existing shares of PowerSicel, 63,525 APT stock options in exchange for the PowerSicel stock options and 19,402 APT stock options for the retention of key employees. PowerSicel’s and Zeus Semiconductor’s combined expertise in silicon carbide and other compound semiconductor technology and products complement APT’s current portfolio of RF products which operate at frequencies ranging from 1 MHz to 4 GHz and are sold into applications such as semiconductor capital equipment, medical imaging, radar, avionics and wireless communications. We believe these acquisitions add valuable development capability to APT’s core capability in RF power transistors allowing APT to better serve its current markets and to expand into new markets.

As a result of the prior acquisitions made, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,098 in 2004, of which $1,086 was included in cost of goods sold and $12 in operating expenses. In 2004, we acquired the assets, including prototype inventories, equipment, patents, and other intellectual property from a development stage business, Zeus Semiconductor, Inc. As a result of this transaction, during the third quarter of 2004 we recorded acquisition related charges for purchased IPR&D of $170. Also recorded in 2004 was $558 of restructuring related charges included in operating expenses. These charges included severance related to downsizing and organizational changes we began in 2003. The charges also include an additional impairment charge on the administrative building we purchased in 2003, as well as costs to exit certain production activities. The latter charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs. During the third and fourth quarters of 2004 we also incurred $225 of charges in connection with the filing and subsequent withdrawal of a registration statement. The total amount of these items net of taxes was $2,028. The total charges by quarter were pre-tax $486, $395, $658, $512 and after tax $486, $395, $645, $502, in the first, second, third, and fourth quarters, respectively.

In 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $325, of which $269 was included in cost of goods sold and $56 in operating expenses.  In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,896.  Also recorded in 2005 was $45 of restructuring related charges included in operating expenses. These charges were associated with additional severance related to downsizing and organizational changes we began in 2003.  The total charges for the first quarter 2005 pre-tax and after tax were $5,266 and $5,259, respectively.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. Overall, our revenue by geographic area for the first quarter of 2005 was 61.7% in North America, 21.4% in Europe and 16.9% in Asia, compared to 65.4% in North America, 14.5% in Europe, and 20.1% in Asia during the first quarter of 2004.  We allocate revenue geographically based on the location to which we ship our products. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

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

•      Continue to optimize manufacturing operations, including the use of foundries and offshore production; and

•      Seek to enhance growth through selective acquisitions

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of goodwill and intangible assets with indefinite lives, valuation of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the timing of revenue recognition that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition, Sales Allowances, Returns and Warranty Obligations

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. In general, we provide for a one-year repair or replacement warranty on our products. We use independent distributors to sell some of our products. Our distributors have certain stock rotation rights which allow them to rotate up to 5% of their products every six months in exchange for an order of an equal amount of new product. In addition, we may on a case-by-case basis grant to distributors certain price protections and allowances. Upon shipment, we record an allowance for the estimated cost that may be incurred for product warranty and sales returns based on historical experience and any contractual requirements with our distributors.

While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product non-conformance rates, material usage and service delivery costs incurred in correcting a product non-conformance. Should actual product non-conformance rates, material usage, service delivery costs, or distributor returns differ from our estimates, revisions to the estimated revenue provision would be required.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of March 31, 2005, we had a full valuation allowance recorded against our net deferred tax assets.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,
	2005	2004

Revenues, net	100.0%	100.0%
Cost of goods sold	71.5	62.1
Amortization of technology rights and other charges	1.9	1.8
Total cost of goods sold	73.4	63.9
Gross profit	26.6	36.1
Operating expenses:
Research and development	8.3	5.9
Selling, general and administrative	28.0	27.2
Restructuring charges	0.3	1.4
In-process research and development charges	34.7	—
Total operating expenses	71.3	34.5
Income (loss) from operations	(44.7)	1.6
Interest income and other expense, net	—	0.3
Income (loss) before income tax benefit	(44.7)	1.9
Income tax benefit	0.2	—
Net income (loss)	(44.9)%	1.9%

Revenue. Revenue for the first quarter of 2005 was $14.1 million, down 6.4% from $15.1 million in the first quarter of 2004 and sequentially down 11.8% from $16.0 million in the fourth quarter of 2004, with both decreases primarily attributable to lower volume shipments.

The 6.4% decline in revenue over the prior year quarter was primarily due to a 64.0% decline in revenue in the semiconductor capital equipment market, partially offset by a 19.9% increase in revenue in our industrial/medical market and a 32.1% increase in our military/aerospace market. The decline in revenue in the semiconductor capital equipment market is due to both reduced end market demand and an inventory correction underway at our customers.  We believe that the inventory correction underway at our customers is substantially complete and that we will return to sequential revenue growth in this market in the second quarter of 2005.

The 11.8% sequential decline in revenue was primarily due to a 22.4% decline in revenue in the semiconductor capital market, a 22.8% decline in the military/aerospace market, a 11.9% decline in the industrial/medial market, partially offset by a 10.1% increase in the communications and data processing market.  The decline in the military/aerospace market was expected as we completed a large radar order and shipped $2.8 million of product in the fourth quarter of 2004.  We expect to see revenue growth in this market in the second half of 2005 primarily due to new design wins moving into production.  The decline in the industrial/medical market was due to an inventory correction taking place at one of our key customers serving this market.  We believe this correction will be complete by mid 2005. Our revenue in the communication and data processing market benefited from stable Asia telecommunications demand and shipments related to a large server program on business we won from a competitor.

Overall, our revenue by geographic area for the first quarter of 2005 was 61.7% in North America, 21.4% in Europe and 16.9% in Asia, compared to 65.4% in North America, 14.5% in Europe, and 20.1% in Asia during the first quarter of 2004. Revenues of our higher margin RF products were 47.1% in the first quarter of 2005 compared to 49.1% in the first quarter of 2004.

Gross Profit. Gross profit for the first quarter of 2005 was 26.6% compared to 36.1% in first and fourth quarters of 2004. Excluding acquisition related non-cash amortization of the technology assets acquired, gross profit was 28.5% in the first quarter of 2005 compared to 37.9% in the first quarter of 2004 and 37.8% in the fourth quarter of 2004.  The decline in gross profit margin over the prior year quarter and sequentially is due to reduced fixed cost absorption on lower production volumes, lower manufacturing yields, higher product returns, and a less favorable product mix on lower RF and semiconductor capital equipment related revenue.  Our return provision as a percentage of total revenues increased to 5.3% in the first quarter of 2005 from 2.1% in the first quarter of 2004, contributing approximately $480,000 to the overall decline in gross margin. The higher returns were the result of two specific customer quality related product returns, which we believe have now been resolved. The gross margin deterioration was also attributable to abnormally low wafer manufacturing yields on certain products made in the quarter and lower factory fixed absorption at our Bend, Oregon facility. The yield issues were identified in the quarter, but not until after production losses of approximately $200,000 were incurred.  The main cause of the yield losses incurred has since been resolved.  In addition, as the Company experienced sequential revenue declines in both the fourth quarter of 2004 and first quarter of 2005, we took actions to limit inventory build up by lowering orders from vendors and lowering production levels. While this helped the Company to lower overall inventory by $1.2 million from the fourth quarter of 2004 to the first quarter of 2005 even while our revenues declined by $1.9 million, the lower production had a negative impact on our margins. We expect to be impacted by the lower production levels into the second quarter of 2005, but not to the same degree as the first quarter of 2005.

Research and Development Expense.  Our research and development expenses were $1.2 million in the first quarter of 2005 compared to $887,000 in the first quarter of 2004 and $1.2 million in the fourth quarter of 2004, or approximately 8.3%, 5.9%, and 7.7% of revenues, respectively. The increase in research and development spending over the prior year quarter is due to increased payroll expense for additional personnel dedicated to research and development activities and higher spending on supplies and materials. The increase in the percentage of revenue in the first quarter of 2005 over the prior year quarter is primarily due to our higher spending levels in 2005.  The sequential increase in the percentage of revenue is primarily due to lower revenue levels in the first quarter of 2005.  The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications. Therefore, we expect the level of research and development expenses to be approximately 7.5% over sustained periods of time.

Selling, General and Administrative Expense. Selling, general, and administrative expenses were $4.0 million in the first quarter of 2005 compared to $4.1 million in the first quarter of 2004, and $3.8 million in the fourth quarter of 2004, or approximately 28.0%, 27.2%, and 23.5% of revenues, respectively.  Excluding commissions, which vary with revenue, and legal fees associated with a settled patent litigation matter, our selling, general, and administrative expenses in the first quarter of 2005, first quarter of 2004, and fourth quarter of 2004 would have been approximately $3.3 million, $2.9 million and $3.1 million, respectively.  The increase in selling, general, and administrative expenses over the prior year quarter is primary due to higher accounting fees associated with Sarbanes-Oxley compliance, costs associated with our new office in Shenzen China, and additional selling, general, and administrative expenses from our first quarter acquisition of PowerSicel, Inc.  The sequential increase in selling, general, and administrative expenses is primary due to our first quarter acquisition of PowerSicel, Inc.

Restructuring Activities: As part of management’s cost reduction efforts, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions include consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings currently occupied by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring related charges recognized in 2004 were $558,000, of which $206,000, $115,000, $38,000 and $199,000 were recognized in the first, second, third and fourth quarters of 2004, respectively.

The total severance related charge recognized in 2004 was $103,000, which was recognized as $65,000 and $38,000 in the first and second quarters of 2004, respectively. The severance charge related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $375,000 associated with costs to exit certain production activities were also recognized in 2004, of which $141,000, $77,000, $38,000, and $119,000 were recognized in the first, second, third and fourth quarters of 2004, respectively.  The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80,000 and $350,000, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of March 31, 2005 was approximately $930,000 and is included as a component of other current assets.

During the first quarter of 2005 an additional $45,000 was recognized in restructuring charges. The charges were associated with additional severance costs.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $4,000 in the first quarter of 2005 compared to a net income of $34,000 in the first quarter of 2004. Net interest income was $55,000 in the first quarter of 2005 compared to $40,000 in the first quarter of 2004. Net other expense of $51,000 and $6,000 in the first quarter of 2005 and 2004, respectively, primarily included foreign exchange losses associated with the operations of our subsidiary in Bordeaux, France.

Income Tax Expense (Benefit).  During the first quarter of 2005, the Company recorded a tax expense of $30,000. Although the Company had a consolidated net loss, we recorded tax expense for certain state income taxes owed.  In the first quarter of 2004, the Company recorded no tax expense on the $283,000 of income before taxes. The Company recorded a full valuation allowance against its remaining net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002, 2003, and the first quarter of 2005 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% on domestic taxable income.  However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first three months of 2005, we generated approximately $1.2 million from operating activities. This resulted from our net loss of $6.3 million offset by $1.3 million of non-cash charges for depreciation, amortization, and provisions, $4.9 million for in-process research and development charges, and $1.3 million for reduced working capital requirements. The lower working capital requirements reflected lower accounts receivable, inventory, and payables on lower revenue.

Investing Cash Flows: In the first three months of 2005, we used $3.9 million in investing activities which primarily consisted of our acquisition of PowerSicel, Inc., partially offset by net proceeds from the sale and purchase of marketable securities of $1.6 million. The acquisition of PowerSicel consumed approximately $5.0 million of cash and direct costs during the period, net of $460,000 cash acquired.  In addition, we issued APT stock options valued at $570,000.  We also purchased $492,000 of property, plant, and equipment during the period.

Financing Cash Flows: In the first three months of 2005, we generated approximately $21,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of March 31, 2005, APT had $30.5 million in working capital.  Our trade accounts receivable balance was $8.6 million reflecting a days sales outstanding ratio of 60 days, compared to trade accounts receivable of $10.0 million at December 31, 2004, reflecting a days sales outstanding ratio of 60 days. We expect our days sales outstanding ratio to range from 50 to 60 days, depending on the geographic mix of our revenue. Our inventory balance at March 31, 2005 was $13.4 million reflecting inventory turns of 3.0 times per year, compared to an inventory balance of $14.6 million at December 31, 2004, reflecting inventory turns of 3.0 times per year. The Company continues to monitor inventory levels and take action to improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

On March 31, 2005, we entered into a loan and security agreement with Silicon Valley Bank. The agreement is for a $10 million revolving line of credit that bears interest, at the election of the Company, at either the Silicon Valley Bank prime rate plus a margin or the LIBOR rate plus a margin.  The margin for either rate is dependent on the adjusted quick ratio of the Company as defined in the agreement.  The Company paid commitment fees of 20 basis points upon closing and will pay 20 basis points per year on the unused portion of the line of credit, payable quarterly.  Amounts borrowed under the credit agreement are secured by certain tangible and intangible assets of the Company. The credit agreement expires on June 30, 2006, at which time all amounts borrowed and related interest are immediately payable if the agreement is not renewed.

We currently expect to fund our capital expenditures and liquidity needs primarily from a combination of available cash balances and internally generated funds.  We also have a line of credit for $10 million with Silicon Valley Bank. As of March 31, 2005, APT had $12.5 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described below. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of March 31, 2005 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of March 31, 2005 the open value of purchase order commitments was $13.9 million compared to $12.1 million at December 31, 2004. This represents the amounts committed per open purchase orders with third parties. The increase over the December 31, 2004 balance is primarily due to higher material and subcontractor commitments after reducing our purchasing needs in the fourth quarter of 2004 to limit inventory build up, as explained in the Gross Profit section above. The Company did not enter or terminate any lease agreements during the quarter.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits filed as part of this report are listed below:

Exhibit No.

31	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May, 2005.

ADVANCED POWER TECHNOLOGY, INC.

By:/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)