Form 10-Q
period 2005-06-30
ADVANCED POWER TECHNOLOGY INC
filed 2005-08-11
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as August 1, 2005 was 10,784,883 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,527	$4,149
Short-term investments in available-for-sale securities	9,949	11,675
Accounts receivable, net of allowance of $178 (2005) and $192 (2004)	9,824	10,044
Inventories, net	13,730	14,647
Prepaid expenses and other current assets	1,954	2,196
Total current assets	36,984	42,711
Property and equipment, net of accumulated amortization and depreciation of $18,674 (2005) and $16,994 (2004)	10,946	11,357
Long-term investments in available-for-sale securities	1,000	1,000
Other assets	53	110
Intangible assets, net of accumulated amortization of $3,661 (2005) and $3,030 (2004)	7,437	7,734
Goodwill	15,570	15,570
Total assets	$71,990	$78,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,236	$4,143
Accrued expenses	2,772	2,193
Total current liabilities	6,008	6,336
Other long term liabilities	99	108
Total liabilities	6,107	6,444

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,896,327 issued and 10,779,477 shares outstanding in 2005; 10,804,620 shares issued and 10,687,770 shares outstanding in 2004	109	108
Additional paid-in capital	89,839	89,138
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	(46)	—
Accumulated other comprehensive income	311	545
Accumulated deficit	(22,569)	(15,992)
Total stockholders’ equity	65,883	72,038
Total liabilities and stockholders’ equity	$71,990	$78,482

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue, net	$15,176	$18,061	$29,308	$33,154
Cost of goods sold	10,182	10,915	20,292	20,282
Amortization of technology rights and other charges	269	274	538	548
Total cost of goods sold	10,451	11,189	20,830	20,830
Gross profit	4,725	6,872	8,478	12,324
Operating expenses:
Research and development	1,205	783	2,372	1,670
Selling, general and administrative	3,665	5,130	7,624	9,240
Restructuring charges	124	115	169	321
In-process research and development charges	(28)	—	4,868	—
Total operating expenses	4,966	6,028	15,033	11,231
Income (loss) from operations	(241)	844	(6,555)	1,093
Interest income, net	73	41	128	81
Other income (expense), net	(69)	12	(120)	6
Income (loss) before income tax benefit	(237)	897	(6,547)	1,180
Income tax expense	—	28	30	28
Net income (loss)	$(237)	$869	$(6,577)	$1,152

Net income (loss) per share:
Basic	$(0.02)	$0.08	$(0.61)	$0.11
Diluted	(0.02)	0.08	(0.61)	0.10
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,716	10,605	10,706	10,556
Diluted	10,716	11,261	10,706	11,212

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

		Six Months Ended June 30,
		2005	2004
	Cash flows from operating activities:
	Net income (loss)	$(6,577)	$1,152
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation	1,627	1,685
	Amortization of intangible assets	631	537
	Inventory provision	100	169
	In-process research and development charges	4,868	—
	Amortization of deferred stock compensation	28	21
	Amortization of investment premium	4	1
	Deferred gain on sale-leaseback	(9)	(8)
	Loss on disposal of equipment	64	2
	Changes in operating assets and liabilities, net of acquisition:
	Accounts receivable	265	(3,344)
	Inventories	653	(749)
	Prepaid expenses and other assets	305	141
	Accounts payable and accrued expenses	(446)	1,175
	Net cash provided by operating activities	1,513	782
	Cash flows from investing activities:
	Purchases of available-for-sale securities	(6,201)	(5,710)
	Proceeds from sale of available-for-sale securities	7,925	4,500
	Acquisition, net of cash acquired	(4,985)	—
	Purchase of property and equipment	(961)	(1,861)
	Net cash usedby investing activities	(4,222)	(3,071)
	Cash flows from financing activities:
	Payments on capital lease obligations	(2)	(3)
	Proceeds from exercise of stock options	124	493
	Net cash provided by financing activities	122	490
	Effects of exchange rate changes on cash	(35)	3
	Net change in cash and cash equivalents	(2,622)	(1,796)
	Cash and cash equivalents at beginning of period	4,149	3,664
	Cash and cash equivalents at end of period	$1,527	$1,868

	Supplemental disclosure of cash flow information:
Cash paid during the period for:	Interest	$6	$19
	Income taxes	34	48

	Supplemental disclosure of noncash activities:
	Issuance of stock options in acquisition	$570	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2004 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.  The financial information as of December 31, 2004 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.

APT’s financial quarters are 13 week periods. The second quarter of 2005 ended on July 3, 2005 and the second quarter of 2004 ended on July 4, 2004.  For convenience, the first quarters of 2005 and 2004 are both shown as ended on June 30.

Note 2. Summary of Significant Accounting Policies

(a)                                 Sales Returns and Allowances

The balances and changes in reserve for sales allowances, warranties and returns for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance – beginning of period	$679	$313	$716	$431
Provisions	757	400	1,547	719
Charge offs	(657)	(190)	(1,484)	(627)
Balance – end of period	$779	$523	$779	$523

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

In December 2004, the FASB finalized SFAS No. 123R “Share Based Payment,” which will be effective for annual reporting periods beginning after December 15, 2005. The new standard will require us to expense stock based compensation. Under SFAS No. 123R, we must evaluate and determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We are currently evaluating the provisions of FAS 123R and expect that the adoption on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share, as the stock based compensation expense will be charged directly against our reported earnings. We do not expect the accounting change to materially affect our liquidity as equity-based compensation is a non-cash expense.

On July 22, 2005, the Company announced that it accelerated the vesting of certain unvested stock options awarded to its employees, officers and directors under its stock option plans.  The acceleration applies only to those options with an exercise price of $8.00 or greater, which were out-of-the-money at the time of the modification.  The closing sales price of APTI stock on the NASDAQ National Market on July 22, 2005 was $7.97.  As a result of this action, options to purchase approximately 244,000 shares became exercisable on July 22, 2005. In accordance with APB 25, the modification of these grants will not result in any charge to income in the third quarter of 2005. The Company believes that this action will result in lower compensation expense recorded in our results from operations once the provisions of SFAS 123R go into effect beginning January 1, 2006 for APT. The expected impact of this action is to include an additional $500 of stock compensation expense in our pro forma disclosures for the third quarter of 2005, the period the modification was approved. The fourth quarter of 2005 pro forma compensation expense disclosure will be reduced by $115. The financial impact in 2006, 2007, 2008, and 2009 will be to reduce the compensation expense recorded by $260, $84, $34, and $7, respectively.

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(237)	$869	$(6,577)	$1,152
Add: Stock based compensation included in reported net income (loss)	10	11	28	21
Deduct: Stock based compensation determined under fair value based method for all awards	(250)	(247)	(499)	(460)
Pro forma net income (loss)	$(477)	$633	$(7,048)	$713

Income (loss) per share:
Basic – as reported	$(0.02)	$0.08	$(0.61)	$0.11
Basic – pro forma	(0.04)	0.06	(0.66)	0.07

Diluted – as reported	$(0.02)	$0.08	$(0.61)	$0.10
Diluted – pro forma	(0.04)	0.06	(0.66)	0.06

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2005	2004

Risk-free interest rate	4.0%	3.0-3.7%
Expected dividend yield	0%	0%
Expected life	6.5-6.7 years	5 years
Volatility	76-82%	100%

(c)                                  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.  Anti-dilutive potential common shares are excluded from the diluted net income share calculation.  Dilutive net loss per share excludes all potential common shares from the calculation as the impact would be anti-dilutive.  Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Incremental dilutive shares included in diluted net income per share calculation	—	656,000	—	656,000
Anti-dilutive shares excluded from diluted net loss per share calculation	1,442,000	257,000	1,440,000	543,000

(d)                                 Goodwill and Intangibles

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, the majority of which was estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of intangible assets was approximately $315 in the second quarter of 2005 compared to $267 in the second quarter of 2004, and $631 in the first six months of 2005 compared to $537 in the first six months of 2004. Excluding the impact of any future acquisitions, amortization of intangible assets will be approximately $1,262 in 2005, $1,150 in 2006 and 2007, and $1,076 in 2008 and 2009.

(e)                                  Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. As of June 30, 2005, the Company still maintains a full valuation allowance against its deferred tax assets, net of certain deferred tax liabilities.

(f)                                    Reclassifications

Certain reclassifications have been made to the prior year statement of cash flows to conform to current presentation. These changes had no impact on the previously reported balance sheet, results of operations, or shareholders’ equity.  The reclassification related to certain auction rate securities which are now classified as short-term investments in available-for-sale securities and which had previously been classified as cash and cash equivalents. The amounts for such auction rate securities as of June 30, 2005 and December 31, 2004 were $7,150 and $7,875, respectively.

Note 3. Acquisitions

On December 22, 2004 Advanced Power Technology, Inc. (APT) entered into a definitive agreement and plan of merger with PowerSicel, Inc. The acquisition was completed on January 7, 2005 and the company was re-named as Advanced Power Technology Colorado, Inc.

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

PowerSicel’s expertise in silicon carbide and other compound semiconductor technology and products complement APT’s current portfolio of RF products which operate at frequencies ranging from 1 MHz to 4 GHz and are sold into applications such as semiconductor capital equipment, medical imaging, radar, avionics and wireless communications. The acquisition adds valuable development capability to APT’s core capability in switching and RF power transistors allowing APT to better serve its current markets and to expand into new markets.

The allocation of purchase price was as follows:

Working capital	$483
Property and equipment	319
Deferred compensation on unvested stock options assumed	66
Acquired in-process research and development	4,868
Acquired intangible assets	334
Allocated purchase price	$6,070

In connection with this acquisition, APT originally recorded a charge of $4,896 for the write-off of in-process research and development (IPR&D), which was reduced in the second quarter of 2005 by $28 upon finalization of the

IPR&D amount.  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, APT recorded intangible assets of $223 and $111 for PowerSicel’s assembled workforce and for certain employment contracts of key PowerSicel executives, respectively. The assembled workforce intangible asset will be amortized over three years and the employment contracts intangible asset will be amortized over one year, reflecting the expected life of the assets.  The IPR&D and intangible asset amounts are not deductible for tax purposes.

The value of IPR&D was determined by estimating the net cash flows from the sale of products with silicon carbide technology and discounting the net cash flows back to their present value using a risk adjusted interest rate of 30%.  The estimated net cash flows were based on management’s estimates of related revenue, costs of goods sold, operating expenses, income taxes, and additional costs to completion for the in-process technology.

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

The total severance related charge recognized in 2004 was $103, which was recognized as $65 and $38 in the first and second quarters of 2004, respectively. During the first quarter of 2005 an additional $45 of severance charges was recognized. The severance charges related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $375 associated with costs to exit certain production activities were also recognized in 2004, of which $141, $77, $38, and $119 were recognized in the first, second, third and fourth quarters of 2004, respectively.  The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The building purchase is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80 and $350, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of June 30, 2005 was approximately $930 and is included as a component of other current assets.

The Company estimates that the annual savings from these actions are approximately $1.4 million for cost of goods sold and $800 for selling, general and administrative costs. The cost savings were realized gradually from the inception of the restructuring actions.  The savings in cost of goods sold reached the estimated annual run rate of $350 per quarter in the fourth quarter of 2004, and the savings in selling, general and administrative costs reached the full annualized run rate of $200 per quarter in the third quarter of 2004.

In July 2005, the Company announced that we would continue consolidating manufacturing operations and moving certain production activities offshore and would disengage from a low growth product line currently with onshore production.  As a result of restructuring actions, $124 of severance pay related charges was recognized in the second quarter of 2005 and approximately $800 of additional restructuring charges is expected to be recognized as these actions occur over the next twelve to eighteen months. The charges will include severance costs of approximately $600,000 to be settled in cash, and the non-cash write-off or acceleration of depreciation of certain equipment of approximately $200,000.

The changes in the reserve for restructuring balance for all restructuring activities for the three and six months ended June 30, 2005 and 2004 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance – beginning of period	$54	$155	$60	$178
Provisions	124	15	124	143
Charge offs	(42)	(47)	(48)	(198)
Balance – end of period	$136	$123	$136	$123

Note 5. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(237)	$869	$(6,577)	$1,152
Other comprehensive income (loss):
Unrealized gain/(loss) on available for sale securities	1	(2)	2	(2)
Foreign currency translation adjustment	(158)	19	(236)	110
Comprehensive income (loss)	$(394)	$886	$(6,811)	$1,260

Note 6. Inventories, net

	June 30, 2005	December 31, 2004

Raw materials	$2,886	$3,003
Work in process	6,291	7,061
Finished goods	4,553	4,583
Inventories, net	$13,730	$14,647

Note 7. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications. Overall, our revenue by geographic area for the second quarter of 2005 was 61.5% in North America, 17.5% in Europe and 21.0% in Asia, compared to 59.2% in North America, 16.0% in Europe, and 24.8% in Asia during the second quarter of 2004. Our revenue for by geographic area for the first six months of 2005 was 61.6% in North America, 19.4% in Europe, and 19.0% in Asia, compared to 62.0% in North America, 15.4% in Europe, and 22.6% in Asia in the first six months of 2004. We allocated revenue geographically based on the location to which we ship our products.

Revenue from our five largest OEM and distributor customers in the second quarter of 2005 and 2004 accounted for 40.0% and 46.1% of our total revenue, respectively. One customer accounted for 20.9% and 16.1% of our revenue in the second quarter of 2005 and 2004, respectively. Revenue from our five largest OEM and distributor customers in the first six months of 2005 and 2004 accounted for 38.2% and 46.1% of our total revenue, respectively. One customer accounted for 19.9% of our revenue in the first six months of 2005 and 16.3% of our revenue in the first six months of 2004. No other customer exceeded 10.0% of our revenue during these periods. We generally provide our customers a 12-month repair or replacement warranty.

Note 8. Line of Credit

On March 31, 2005, we obtained a $10 million revolving line of credit with Silicon Valley Bank. We currently have no advances outstanding under this line of credit.  The Company paid commitment fees of 20 basis points upon closing and will pay 20 basis points per year on the unused portion of the line of credit, payable quarterly.  Amounts borrowed under the credit agreement are secured by certain tangible and intangible assets of the Company. The credit agreement expires on June 30, 2006, at which time all amounts borrowed and related interest are immediately payable if the agreement is not renewed.

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

On June 22, 2005, we entered into a wafer production agreement with CSMC Manufacturing Co., Ltd. for the provision of foundry services to be performed by CSMC Technologies Fab 1 Co., Ltd. (CSMC), a subsidiary located in Wuxi, Jiangsu Province, China. CSMC will produce and supply wafers to the Company according to the terms and conditions of the contract. There are no financial commitments from the contract until production begins, which is expected in early 2006.

APT has agreements with foundry partners in Europe, Taiwan, and China to process wafers. APT also has agreements with subcontractors in the Philippines and Malaysia for assembly and testing of most of its plastic encapsulated products. In addition, APT enters purchase order obligations in the normal course of business for the purchase of raw materials, capital equipment, and other supplies. APT’s total commitments at June 30, 2005 and December 31, 2004 under these purchase obligations were approximately $14,039 and $12,085, respectively.

Note 10. Subsequent Event: Restructuring

On July 21, 2005, the Company announced that we would continue consolidating manufacturing operations and moving certain production activities offshore and would disengage from a low growth product line currently with onshore production.  For details regarding these restructuring actions, refer to Note 4. Restructuring Charges of this Form 10-Q.

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

Business Overview

We are a leading designer, manufacturer and marketer of high-performance RF and switching power semiconductors. We are primarily focused on the high-power, high-speed segment of the power semiconductor market. Power semiconductors function as power amplifiers and power switches. They increase system efficiency and reliability by precisely managing and regulating electricity and converting it into the form required by electrical and electronic products. Our products permit the design of more compact end products and improve system features and functionality. Our products are found in diverse applications, such as F-22 fighter cockpits, the Boeing 777 back-up power system, the International Space Station, air traffic control radar systems, semiconductor capital equipment, MRI systems, arc welding equipment, industrial lasers, solar power panels and base stations for wireless communications.

Power semiconductors generally dissipate more than one watt of power and have a broad range of frequency capabilities. We primarily focus on high-power, high-speed devices that dissipate at least several hundred watts of power and require operating frequencies greater than 20 kHz, or 20,000 cycles per second (e.g., the product may switch on and off up to 20,000 times per second).

Certain markets we serve, such as the semiconductor capital equipment and communications and data processing markets, have historically been quite cyclical. During periods of contraction in these cyclical markets, we have experienced downward pressure on our revenue and gross margins. We have attempted to reduce this volatility through acquisitions and product development in less cyclical markets, such as the military aerospace and medical equipment markets, and by rigorously managing our operating expenses as well as reducing the fixed portion of our manufacturing costs through increased offshore production.

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

In September 2004 and January 2005, we acquired the assets of two development stage companies.  In September 2004, we paid $175 in cash from operations for the assets of Zeus Semiconductor, Inc., including prototype inventories, equipment, patents, and other intellectual property. In January 2005, we acquired PowerSicel, Inc. for approximately $5.4 million, from existing cash and marketable securities, in exchange for all of the existing shares of PowerSicel, 63,525 APT stock options in exchange for the PowerSicel stock options and 19,402 APT stock options for the retention of key employees. PowerSicel’s and Zeus Semiconductor’s combined expertise in silicon carbide and other compound semiconductor technology and products complement APT’s current portfolio of RF products which operate at frequencies ranging from 1 MHz to 4 GHz and are sold into applications such as semiconductor capital equipment, medical imaging, radar, avionics and wireless communications. We believe these acquisitions add valuable development capability to APT’s core capability in RF power transistors allowing APT to better serve its current markets and to expand into new markets.

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

In the first six months of 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $651, of which $538 was included in cost of goods sold and $113 in operating expenses.  In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,868.  Also recorded in 2005 was $169 of restructuring related charges included in operating expenses, of which $45 was associated with additional severance related to downsizing and organizational changes we began in 2003, and $124 was related to plans announced in July 2005 to continue consolidating manufacturing operations, move certain production activities offshore and disengage from a small low growth product line currently with onshore production. The total charges for the first six months of 2005 pre-tax and after tax were $5,688 and $5,681, respectively.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. In the first six months of 2005, 61.6% of our revenue was from customers in the North America, 19.4% from customers in Europe, and 19.0% from customers in Asia and the rest of the world, compared to 62.0%, 15.4%, and 22.6% for the first six months of 2004. We allocate revenue geographically based on the location to which we ship our products. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

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

Revenue Recognition, Sales Allowances, Returns and Warranty Obligations

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. In general, we provide for a one-year repair or replacement warranty on our products. We use independent distributors to sell some of our products. Our distributors have certain stock rotation rights which allow them to rotate, every six months, their products in inventory for a value up to 5% of their purchases over the preceding six month period in exchange for an order of an equal amount of new product. In addition we may elect to give price protections or other allowances to our distributors. Price protections may be offered for distributor inventory on hand when we update our price list. Additional price allowances may be offered to our distributors in certain competitive bidding situations in which we may further discount the price.  These price allowances are evaluated as requested by the distributor on a case by case basis.  Upon shipment, we record an allowance for the estimated cost that may be incurred for product warranty, sales returns, price allowances and contractual requirements with our distributors based on historical experience.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of June 30, 2005, we had a full valuation allowance recorded against our deferred tax assets, net of certain deferred tax liabilities.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

We value goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards No. (SFAS) 142 “Goodwill and Other Intangible Assets.” Currently we carry a goodwill balance in connection with previous acquisitions, but have no other intangible assets with indefinite lives. We annually review goodwill for impairment and when events or circumstances indicate the carrying value of the asset might exceed its current fair value. We determine fair value using discounted cash flow analysis and other acceptable valuation methodologies such as market multiples and comparable transactions. This requires us to make assumptions and estimates regarding industry economic factors and future profitability. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge as a result of writing down the carrying value of goodwill.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30, 2004
	2005	2004	2005	2004

Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.1	60.5	69.3	61.2
Amortization of technology rights and other charges	1.8	1.5	1.8	1.6
Total cost of goods sold	68.9	62.0	71.1	62.8
Gross profit	31.1	38.0	28.9	37.2
Operating expenses:
Research and development	8.0	4.3	8.1	5.0
Selling, general and administrative	24.1	28.4	26.0	27.9
Restructuring charges	0.8	0.6	0.6	1.0
In-process research and development charges	(0.2)	—	16.6	—
Total operating expenses	32.7	33.3	51.3	33.9
Income (loss) from operations	(1.6)	4.7	(22.4)	3.3
Interest and other income (expense), net	—	0.3	0.1	0.3
Income (loss) before income tax benefit	(1.6)	5.0	(22.3)	3.6
Income tax expense (benefit)	—	0.2	0.1	0.1
Net income (loss)	(1.6)%	4.8%	(22.4)%	3.5%

Revenue. Revenue for the second quarter of 2005 was $15.2 million, sequentially up 7.4% from $14.1 million in the first quarter of 2005 and down 16.0% from $18.1 million in the second quarter of 2004. The increase in revenue sequentially is primarily attributable to the semiconductor capital equipment market, which increased by 60.4% from $1.7 million in the first quarter of 2005 to $2.7 million in the second quarter of 2005. We believe the sequential improvement in this market is the result of the completion of an inventory correction by our customers.  We expect that shipments will more closely match our customers’ consumption now that the inventory correction is complete.

Revenue for the first six months of 2005 was $29.3 million, down 11.6% from $33.2 million in the first six months of 2004. The decline in revenue for quarter over quarter and year to date over year to date was primarily due to a decline in revenue in the semiconductor capital equipment market and a decline in the communications and data processing market, partially offset by an increase in revenue in our military/aerospace market. The decline in revenue in the semiconductor capital equipment market was due to both reduced end market demand and an inventory correction that was underway at our customers, as previously mentioned. Compared to the prior year quarter, the semiconductor capital equipment market was down 52.3%, the communications and data processing market was down 20.6%, and military/aerospace market was up 16.8%. Compared to the prior year six months, the semiconductor capital equipment market was down 57.6%, the communications and data processing market was down 13.3%, and military/aerospace market was up 24.3%. We expect sequential growth in our industrial/medical and military/aerospace markets in the third quarter of 2005. We anticipate flat end-market demand in the semiconductor capital equipment market in the second half of 2005.

Gross Profit. Gross margin for the second quarter of 2005 was 31.1%, compared to 38.0% in the second quarter of 2004, and 26.6% in the first quarter of 2005.  Included in our costs of goods sold in the first and second quarter of 2005 and the second quarter of 2004, was $269,000 and $274,000, of amortization of technology rights assets, respectively. The improvement in gross profit margin sequentially was primarily due to higher fixed cost absorption at our Bend, Oregon facility on higher volumes, reflecting the improvement in the semiconductor capital equipment market, as mentioned in the Revenue section above.  However, fixed cost absorption in the second quarter of 2005 was still lower relative to the year ago quarter, as our sales to the semiconductor capital equipment market were still much lower than the year ago quarter. This was partially offset by an increase in the higher gross margin RF product revenue from our Santa Clara, California facility.

Gross margin for the first six months of 2005 was 28.9%, compared to 37.2% in the first six months of 2004. Included in our costs of goods sold in the first six months of 2005 and 2004, was $538,000 and $548,000 of amortization of technology rights assets, respectively.  The decline in gross profit margin over the prior year was due to reduced fixed cost absorption on lower production volumes, lower manufacturing yields, higher product returns, and a less favorable product mix on lower RF and semiconductor capital equipment market related revenue.  Our return and sales allowance provision as a percentage of total revenues increased to 5.3% in the first six months of 2005 from 2.2% in the first six months of 2004. There were two specific customer product returns in the first quarter of 2005 that contributed to the increase in the return provision. The decline in gross margin was also attributable to abnormally low wafer manufacturing yields on certain products produced during in the first quarter of 2005 and lower fixed cost absorption at our Bend, Oregon facility over the first six months of 2005. The abnormal yield losses were estimated to be approximately $200,000 and actions have successfully been taken to resolve these low yield issues.  In addition, as the Company experienced sequential revenue declines in both the fourth quarter of 2004 and first quarter of 2005, we took actions to limit inventory build up by lowering orders from vendors and lowering production levels. While this helped the Company to lower overall inventory by $0.9 million in the first six months of 2005 even while our revenues declined, the lower production had a negative impact on our margins. We expect production levels to improve in the third quarter of 2005, but not to the same levels as in 2004.

Research and Development Expense.  Second quarter of 2005 research and development expenses were $1.2 million or 8.0% of revenue, compared to $783,000 in the second quarter of 2004, or 4.3% of revenue.  Research and development expenses in the first six months of 2005 and 2004 were $2.4 million and $1.7 million or 8.1% and 5.0% of revenue, respectively.  The dollar increase in both the quarter over quarter and year to date over year to date research and development spending were both primarily attributable to increased payroll expense for additional personnel dedicated to research and development activities. The increase in payroll expense for quarter over quarter and year to date over year to date was $208,000 and 353,000, respectively.  Higher spending on supplies and materials also contributed to the increase in expense quarter over quarter and year to date over year to date. The increase in the percentage of revenue was due to both higher spending and lower revenue levels in 2005. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.  Therefore, we expect the level of research and development expenses to be approximately 7.5% over sustained periods of time.

Selling, General and Administrative Expense. Second quarter of 2005 selling, general, and administrative expenses were $3.7 million or 24.1% of revenue, compared to $5.1 million in the second quarter of 2004, or 28.4% of revenue.  Selling, general, and administrative expenses in the first six months of 2005 and 2004 were $7.6 million and $9.2 million or 26.0% and 27.9% of revenue, respectively. The decrease in both the quarter over quarter and year to date over year to date spending levels was primarily attributable to legal fees incurred in 2004 associated with a resolved patent litigation matter and lower sales commissions on lower revenues in 2005. The decrease in selling, general, and administrative expenses was partially offset by costs associated with our new office in Shenzen China, and additional selling, general, and administrative expenses from our first quarter acquisition of PowerSicel, Inc. The decrease in the percentage of revenue is due to both lower spending and lower revenue levels in 2005.

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

The total severance related charge recognized in 2004 was $103,000, which was recognized as $65,000 and $38,000 in the first and second quarters of 2004, respectively. During the first quarter of 2005 an additional $45,000 of severance charges was recognized. The severance charges related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. Additional restructuring costs of $375,000 associated with costs to exit certain production activities were also recognized in 2004, of which $141,000, $77,000, $38,000, and $119,000 were recognized in the first, second, third and fourth quarters of 2004, respectively.  The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The building purchase, as described above, is reported as an asset held for sale and is being marketed for sale as APT no longer requires the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80,000 and $350,000, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of June 30, 2005 was approximately $930,000 and is included as a component of other current assets.

The Company estimates that the annual savings from these actions are approximately $1.4 million for cost of goods sold and $800,000 for selling, general and administrative costs. The cost savings were realized gradually from the inception of the restructuring actions.  The savings in cost of goods sold reached the estimated annual run rate of $350,000 per quarter in the fourth quarter of 2004, and the savings in selling, general and administrative costs reached the full annualized run rate of $200,000 per quarter in the third quarter of 2004.

In July 2005, the Company announced that we would continue consolidating manufacturing operations and moving certain production activities offshore and would disengage from a low growth product line currently with onshore production.  As a result of restructuring actions, $124,000 of severance pay related charges was recognized in the second quarter of 2005 and approximately $800,000 of additional restructuring charges is expected to be recognized as these actions occur over the next twelve to eighteen months. The charges will include severance costs of approximately $600,000 to be settled in cash, and the non-cash write-off or acceleration of depreciation of certain equipment of approximately $200,000.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $4,000 in the second quarter of 2005 compared to a net income of $53,000 in the second quarter of 2004.  Net interest income was $73,000 in the second quarter of 2005 compared to $41,000 in the second quarter of 2004.  The increase in interest income was due to higher interest rates on our marketable securities. Net other expense of $69,000 and $12,000 in the second quarter of 2005 and 2004, respectively, primarily included foreign exchange losses associated with the operations of our subsidiary in Bordeaux, France.

Income Tax Expense (Benefit).  For the first six months of 2005, the Company recorded a tax expense of $30,000. Although the Company had a consolidated net loss, we recorded tax expense for certain state income taxes owed. For the first six months of 2004, the Company recorded a tax expense of $28,000 for certain state income taxes, resulting in an effective rate of 2.4%.

The Company recorded a full valuation allowance against its remaining net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002, 2003, and first half of 2005 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% on domestic taxable income.  However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first six months of 2005, we generated approximately $1.5 million from operating activities. This resulted from our net loss of $6.6 million offset by $2.4 million of non-cash charges for depreciation, amortization, and provisions, $4.9 million for in-process research and development charges, and $0.8 million for reduced working capital requirements. The lower working capital requirements reflected lower accounts receivable, inventory, prepaid expenses and other current assets, and payables on lower revenue.

Investing Cash Flows: In the first six months of 2005, we used $4.2 million in investing activities which primarily consisted of our acquisition of PowerSicel, Inc., partially offset by net proceeds from the sale and purchase of marketable securities of $1.7 million. The acquisition of PowerSicel consumed approximately $5.0 million of cash and direct costs during the period, net of $460,000 cash acquired.  In addition, we issued APT stock options valued at $570,000.  We also purchased $961,000 of property, plant, and equipment during the period.

Financing Cash Flows: In the first six months of 2005, we generated approximately $122,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of June 30, 2005, we had $31.0 million in working capital.  Our trade accounts receivable balance was $9.8 million reflecting a days sales outstanding ratio of 55 days, compared to trade accounts receivable of $10.0 million at December 31, 2004, reflecting a days sales outstanding ratio of 60 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance at June 30, 2005 was $13.7 million reflecting inventory turns of 3.1 times per year, compared to an inventory balance of $14.6 million at December 31, 2004, reflecting inventory turns of 3.0 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

On March 31, 2005, we entered into a loan and security agreement with Silicon Valley Bank. The agreement is for a $10 million revolving line of credit that bears interest, at the election of the Company, at either the Silicon Valley Bank prime rate plus a margin or the LIBOR rate plus a margin.  The margin for either rate is dependent on the adjusted quick ratio of the Company as defined in the agreement.  The Company paid commitment fees of 20 basis points upon closing and will pay 20 basis points per year on the unused portion of the line of credit, payable quarterly.  Amounts borrowed under the credit agreement are secured by certain tangible and intangible assets of the Company. The credit agreement expires on June 30, 2006, at which time all amounts borrowed and related interest are immediately payable if the agreement is not renewed. We currently have no advances under this line of credit.

We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and our line of credit with Silicon Valley Bank.  As of June 30, 2005, APT had $12.5 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2004. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of June 30, 2005 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of June 30, 2005 the open value of purchase order commitments was $14.0 million compared to $12.1 million at December 31, 2004. This represents the amounts committed per open purchase orders with third parties. The increase over the December 31, 2004 balance is primarily due to higher material and subcontractor commitments after reducing our purchasing needs in the fourth quarter of 2004 to limit inventory build up, as explained in the Gross Profit section above. The Company did not enter or terminate any lease agreements during the quarter.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”, see  Note 2(b) for further discussion.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The Company early adopted SFAS 151 in the second quarter of 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS 154 replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS 154 in the first quarter of 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, and the high quality and conservative nature of our long-term investments, we do not expect any material loss with respect to our investment portfolio.

Currently less than 3% of our sales are transacted in foreign currencies, primarily Euros. As a result, our international results of operations have limited exposure to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Most of our export sales and sales by APT Europe are in U.S. dollars, and most of our foreign currency sales are from operations with significant expenses in the same currency. As a result, gains and losses from such fluctuations have not been material to our consolidated results of operations.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Advanced Power Technology Inc.’s Annual Shareholders’ Meeting on May 3, 2005, shareholders elected each of the director nominees, ratified the appointment our independent registered public accounting firm, and approved the adoption of the 2005 Equity Incentive Plan with a share reserve of 1,500,000.

Directors are elected by a plurality of the votes cast. That is, the six directors receiving the highest number of votes are elected, regardless of whether that number represents a majority of the votes cast. The ratification of the appointment of the independent registered public accounting firm requires the affirmative vote of a majority of the shares of Common Stock present or represented and entitled to vote at the Annual Meeting. The approval of the adoption of the 2005 Equity Incentive Plan requires the affirmative vote of a majority of the total number of votes cast at the meeting. Abstentions and broker non-votes have no effect on the voting on a matter that requires the affirmative vote of a certain percentage of the votes cast or shares voting on a matter. However, because shares that abstain and shares represented by broker non-votes are nonetheless considered outstanding shares, abstentions and broker non-votes have the same effect as a vote against a proposal which requires the affirmative vote of a majority of the shares of Common Stock outstanding. Under the rules of the NASDAQ, if shareholders do not give instructions to their bank or brokerage firm, it will still be able to vote the shares with respect to certain “discretionary” items, but will not be allowed to vote the shares with respect to certain “non-discretionary” items. In the case of non-discretionary items, the shares will be treated as “broker non-votes.”  A brief description and the voting results for each proposal voted on at the meeting are included in the tables below:

	Number of Shares
	Voted For	Withheld

Election of Directors. To elect six directors, to hold office until the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified (Proposal No. 1);
Patrick P. H. Sireta	6,212,700	2,404,127
Robert C. Pearson	8,380,316	236,511
James E. Petersen	7,189,295	1,427,532
Douglas S. Schatz	6,183,495	2,433,332
Alfred J. Stein	8,362,363	254,464
Ronald F. McKenna	8,364,363	252,464

	Number of Shares
	For	Against	Abstain	Broker Non- Vote
Ratification of Appointment of Independent Registered Public Accounting Firm. To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 (Proposal No. 2);	8,607,276	9,135	416	—

Approval of the Advanced Power Technology, Inc. 2005 Equity Incentive Plan. To approve the adoption of the 2005 Equity Incentive Plan with a share reserve of 1,500,000 (Proposal No. 3);	6,976,795	325,964	1,876	1,312,192

ITEM 6. EXHIBITS

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

31	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August, 2005.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)