Form 10-Q/A
period 2005-06-30
ADVANCED POWER TECHNOLOGY INC
filed 2005-11-04
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

ADVANCED POWER TECHNOLOGY, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three and six months ended June 30, 2005 as filed with the Securities and Exchange Commission on August 11, 2005. This Amendment No. 1 to Form 10-Q is filed solely to correct a typographical error in the certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, in which the quarterly period indicated was inadvertently stated as the first quarter ended March 31, 2005, instead of the correct period which was the second quarter ended June 30, 2005. The corrected section 906 certification is attached hereto as Exhibit 32.

ITEM 6. EXHIBITS

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

31	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of November, 2005.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary
(Principal Financial Officer)