Form 10-Q
period 2005-09-30
ADVANCED POWER TECHNOLOGY INC
filed 2005-11-09
CIK 1114973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2005 was 10,826,064 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,653	$4,149
Short-term investments in available-for-sale securities	11,800	11,675
Accounts receivable, net of allowance of $185 (2005) and $192 (2004)	9,836	10,044
Inventories, net	13,467	14,647
Prepaid expenses and other current assets	1,094	2,196
Total current assets	39,850	42,711

Property and equipment, net of accumulated amortization and depreciation of $19,747 (2005) and $16,994 (2004)	11,177	11,357
Long-term investments in available-for-sale securities	—	1,000
Other assets	58	110
Technology assets, net of accumulated amortization of $3,977 (2005) and $3,030 (2004)	7,122	7,734
Goodwill	15,570	15,570

Total assets	$73,777	$78,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,723	$4,143
Accrued expenses	2,727	2,193
Total current liabilities	6,450	6,336
Other long term liabilities	232	108
Total liabilities	6,682	6,444

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 10,935,133 issued and 10,818,283 shares outstanding in 2005; 10,804,620 shares issued and 10,687,770 shares outstanding in 2004	109	108
Additional paid-in capital	89,877	89,138
Treasury stock, at cost, 116,850 shares	(1,761)	(1,761)
Deferred stock compensation	(36)	—
Accumulated other comprehensive income	647	545
Accumulated deficit	(21,741)	(15,992)
Total stockholders’ equity	67,095	72,038
Total liabilities and stockholders’ equity	$73,777	$78,482

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue, net	$16,843	$18,660	$46,151	$51,814
Cost of goods sold	10,821	12,079	31,113	32,361
Amortization of technology rights and other charges	269	269	807	817
Total cost of goods sold	11,090	12,348	31,920	33,178
Gross profit	5,753	6,312	14,231	18,636

Operating expenses:
Research and development	1,308	903	3,680	2,573
Selling, general and administrative	3,703	3,857	11,327	13,097
Restructuring charges	—	38	169	359
In-process research and development charges	—	170	4,868	170
Total operating expenses	5,011	4,968	20,044	16,199
Income (loss) from operations	742	1,344	(5,813)	2,437
Interest income, net	81	66	209	147
Other income (expense), net	5	(153)	(115)	(147)

Income (loss) before income tax expense (benefit)	828	1,257	(5,719)	2,437
Income tax expense	—	29	30	57
Net income (loss)	$828	$1,228	$(5,749)	$2,380

Net income (loss) per share:
Basic	$0.08	$0.11	$(0.54)	$0.22
Diluted	0.07	0.11	(0.54)	0.21
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,793	10,682	10,735	10,598
Diluted	11,189	11,170	10,735	11,215

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(5,749)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,477	2,448
Amortization of intangible assets	947	807
Inventory adjustments	328	547
In-process research and development charges	4,868	170
Amortization of deferred stock compensation	38	21
Amortization of investment premium	4	4
Deferred gain on sale-leaseback	(13)	(13)
Loss on disposal of equipment	67	2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	272	(3,629)
Inventories	705	(928)
Prepaid expenses and other assets	228	209
Accounts payable and accrued expenses	204	573
Net cash provided by operating activities	4,376	2,591

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,101)	(8,710)
Proceeds from sale of available-for-sale securities	12,975	6,925
Acquisitions, net of cash acquired	(4,985)	(175)
Proceeds from sale of property and equipment	930	—
Purchase of property and equipment	(1,805)	(2,772)

Net cash used by investing activities	(4,986)	(4,732)

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(5)
Proceeds from exercise of stock options	162	504
Net cash provided by financing activities	160	499
Effects of exchange rate changes on cash	(46)	(5)
Net change in cash and cash equivalents	(496)	(1,647)
Cash and cash equivalents at beginning of period	4,149	3,664
Cash and cash equivalents at end of period	$3,653	$2,017

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$15	$10
Income taxes	47	91

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on short-term and long-term investments	$3	$(2)
Issuance of stock options in acquisition	570	—

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include normal recurring adjustments necessary for a fair presentation of Advanced Power Technology, Inc.’s (APT) interim results.  The consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and as such, they do not contain certain information included in APT’s 2004 annual consolidated financial statements and notes.  This Form 10-Q should be read in conjunction with APT’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.  The financial information as of December 31, 2004 is derived from the audited consolidated financial statements as filed with APT’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.

APT’s financial quarters are 13 week periods. The third quarter of 2005 ended on October 2, 2005 and the third quarter of 2004 ended on October 3, 2004.  For convenience, the third quarters of 2005 and 2004 are both shown as ended on September 30.

Note 2. Summary of Significant Accounting Policies

(a)                                 Sales Returns and Allowances

The balances and changes in reserve for sales allowances, warranties and returns for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance – beginning of period	$779	$523	$716	$431
Provisions	674	257	2,221	976
Charge offs	(651)	(312)	(2,135)	(939)
Balance – end of period	$802	$468	$802	$468

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

On July 22, 2005, the Company announced that it accelerated the vesting of certain unvested stock options awarded to its employees, officers and directors under its stock option plans.  The acceleration applies only to those options with an exercise price of $8.00 or greater, which were out-of-the-money at the time of the modification.  The closing sales price of APTI stock on the NASDAQ National Market on July 22, 2005 was $7.97.  As a result of this action, options to purchase approximately 244,000 shares became exercisable on July 22, 2005. In accordance with APB 25, the modification of these grants did not result in any charge to income in the third quarter of 2005. The Company believes that this action will result in lower compensation expense recorded in our results from operations once the provisions of SFAS 123R go into effect beginning January 1, 2006 for APT. The impact of this action is an additional $500 of stock compensation expense in our pro forma disclosures for the third quarter of 2005, the period the modification was approved and effective. The fourth quarter of 2005 pro forma compensation expense disclosure will be reduced by $115. The financial impact in 2006, 2007, 2008, and 2009 will be to reduce the compensation expense recorded by $260, $84, $34, and $7, respectively.

Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$828	$1,228	$(5,749)	$2,380
Add: Stock based compensation included in reported net income (loss)	10	—	38	21
Deduct: Stock based compensation determined under fair value based method for all awards	(744)	(272)	(1,243)	(732)
Pro forma net income (loss)	$94	$956	$(6,954)	$1,669

Income (loss) per share:
Basic – as reported	$0.08	$0.11	$(0.54)	$0.22
Basic – pro forma	0.01	0.09	(0.65)	0.16

Diluted – as reported	$0.07	$0.11	$(0.54)	$0.21
Diluted – pro forma	0.01	0.09	(0.65)	0.15

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years. The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

	2005	2004

Risk-free interest rate	4.0-4.1%	3.0-3.7%
Expected dividend yield	0%	0%
Expected life	6.5–6.7 years	5 years
Volatility	68-82%	100%

(c)                                  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and warrants outstanding during the period.  Anti-dilutive potential common shares are excluded from the diluted net income share calculation.  Dilutive net loss per share excludes all potential common shares from the calculation as the impact would be anti-dilutive.  Incremental dilutive shares included in the calculation of diluted net income per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Incremental dilutive shares included in diluted net income per share calculation	396,000	488,000	—	617,000
Anti-dilutive shares excluded from diluted net income (loss) per share calculation	894,000	632,000	1,372,000	545,000

(d)                                 Goodwill and Intangibles

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, the majority of which was estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of intangible assets was approximately $316 in the third quarter of 2005 compared to $269 in the third quarter of 2004, and $947 in the first nine months of 2005 compared to $807 in the first nine months of 2004. Excluding the impact of any future acquisitions, amortization of intangible assets will be approximately $1,262 in 2005, $1,150 in 2006 and 2007, and $1,076 in 2008 and 2009.

(e)                                  Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. As of September 30, 2005, the Company still maintains a full valuation allowance against its deferred tax assets, net of certain deferred tax liabilities.

(f)                                    Reclassifications

Certain reclassifications have been made to the prior year statement of cash flows to conform to current presentation. These changes had no impact on the previously reported balance sheet, results of operations, or shareholders’ equity.  The reclassification related to certain auction rate securities which are now classified as short-term investments in available-for-sale securities and which had previously been classified as cash and cash equivalents. The amounts for such auction rate securities as of September 30, 2005 and December 31, 2004 were $10,000 and $7,875, respectively.

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

In connection with this acquisition, APT originally recorded a charge of $4,896 for the write-off of in-process research and development (IPR&D), which was reduced in the second quarter of 2005 by $28 upon finalization of the purchase price allocation.  The value assigned to IPR&D related to research projects for which technological feasibility had not yet been established and for which there was no other feasible alternative use for the technology.  In addition, APT recorded intangible assets of $223 and $111 for PowerSicel’s assembled workforce and for certain employment contracts of key PowerSicel executives, respectively. The assembled workforce intangible asset will be amortized over three years and the employment contracts intangible asset will be amortized over one year, reflecting the expected life of the assets.  The IPR&D and intangible asset amounts are not deductible for tax purposes.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements.  PowerSicel had one main product group under development at the acquisition date that met the minimum development requirements for IPR&D projects.  The project included the commercialization of silicon carbide transistors.  The project was approximately 80% complete at the time of the acquisition and was expected to be complete within nine to twelve months.  The estimated aggregate cost to complete the project was $260. As of September 30, 2005, we estimate that the project is approximately 85% complete, with estimated remaining spending of $175.

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

The building purchase was reported through the second quarter of 2005 as an asset held for sale, as APT no longer required the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80 and $350, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The building was sold in the third quarter of 2005.  Net proceeds from the sale of the building were $930, resulting in no gain or loss on the transaction.

The Company estimates that the annual savings from the transfer of the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon and the restructuring actions announced in November 2003 are approximately $1.4 million for cost of goods sold and $800 for selling, general and administrative costs. The cost savings were realized gradually from the inception of the restructuring actions.  The savings in cost of goods sold reached the estimated annual run rate of $350 per quarter in the fourth quarter of 2004, and the savings in selling, general and administrative costs reached the full annualized run rate of $200 per quarter in the third quarter of 2004.

In July 2005, the Company announced that it would continue consolidating manufacturing operations and move certain production activities offshore and that it would disengage from a low growth product line currently with onshore production.  As a result of restructuring actions, $124 of severance pay related charges was recognized in the second quarter of 2005.  There were no restructuring charges recognized in the third quarter of 2005.  Approximately $530 of additional restructuring charges is expected to be recognized as these actions occur over the next nine to fifteen months. The charges will include severance costs of approximately $405 to be settled in cash, and the non-cash write-off or acceleration of depreciation of certain equipment of approximately $125.

The changes in the reserve for restructuring balance for the three and nine months ended September 30, 2005 and 2004 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restructuring Reserve
Balance – beginning of period	$136	$123	$60	$178
Provision	—	38	124	181
Payments	(3)	(74)	(51)	(272)
Balance – end of period	$133	$87	$133	$87

Restructuring Charges
Provision	$—	$38	$124	$181
Direct expenses	—	—	—	23
Non-cash charges T	—	—	45	155
Total restructuring charges	$—	$38	$169	$359

Note 5. Comprehensive Income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes foreign currency translations and unrealized gains and losses from investments, as presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$828	$1,228	$(5,749)	$2,380

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	1	—	3	(2)
Foreign currency translation adjustment	335	2	99	112
Comprehensive income (loss)	$1,164	$1,230	$(5,647)	$2,490

Note 6. Inventories

	September 30, 2005	December 31, 2004

Raw materials	$3,123	$3,003
Work in process	6,530	7,061
Finished goods	3,814	4,583
Inventories, net	$13,467	$14,647

Note 7. Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications. Overall, our revenue by geographic area for the third quarter of 2005 was 67.2% in North America, 16.3% in Europe and 16.5% in Asia, compared to 64.5% in North America, 18.2% in Europe, and 17.3% in Asia during the third quarter of 2004. Our revenue by geographic area for the first nine months of 2005 was 63.7% in North America, 18.2% in Europe, and 18.1% in Asia, compared to 62.9% in North America, 16.4% in Europe, and 20.7% in Asia in the first nine months of 2004. We allocated revenue geographically based on the location to which we ship our products.

Revenue from our five largest OEM and distributor customers in the third quarter of 2005 and 2004 accounted for 38.7% and 46.9% of our total revenue, respectively. One customer accounted for 18.2% and 21.7% of our revenue in the third quarter of 2005 and 2004, respectively. Revenue from our five largest OEM and distributor customers in the first nine months of 2005 and 2004 accounted for 37.1% and 45.9% of our total revenue, respectively. One customer accounted for 19.3% of our revenue in the first nine months of 2005. Our top two customers accounted for 18.2% and 11.0% of our revenue in the first nine months of 2004. No other customer exceeded 10.0% of our revenue during these periods. We generally provide our customers a 12-month repair or replacement warranty.

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

APT has agreements with foundry partners in Europe, Taiwan, and China to process wafers. APT also has agreements with subcontractors in the Philippines and Malaysia for assembly and testing of most of its plastic encapsulated products. In addition, APT enters purchase order obligations in the normal course of business for the purchase of raw materials, capital equipment, and other supplies. APT’s total commitments at September 30, 2005 and December 31, 2004 under these purchase obligations were approximately $13,461 and $12,085, respectively.

Note 10. Subsequent Event: Merger Announcement

On November 2, 2005, Advanced Power Technology, Inc., a Delaware corporation (the “Company”), announced that it has entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Microsemi Corporation, a Delaware corporation (“Microsemi”) and its newly formed, wholly-owned subsidiary, APT Acquisition Corp., a Delaware corporation (“Merger Subsidiary”).  Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, Microsemi will pay the equivalent of $12.20 for each share of the Company’s common stock that is outstanding, based on closing prices on November 2, 2005.  Shareholders of the Company will receive $2.00 in cash, plus 0.435 shares of Microsemi common stock, for each share of the Company’s common stock.  As of November 2, 2005, the Company had 10,826,064 common shares outstanding and 11,176,003 shares outstanding on a fully diluted basis. At the effective time of the merger, all shares of the Company’s common stock will convert into an aggregate of approximately  4.7 million shares of Microsemi’s common stock.  Pursuant to the Merger Agreement, the Company will merge into the Merger Subsidiary (the “Merger”), whereupon the separate existence of the Company shall cease.  The Merger is expected to close in early 2006.  The Merger is subject to regulatory approvals and the approval of the Company’s shareholders and other closing conditions.  A copy of the Merger Agreement is attached as Exhibit 10.39 of this report on Form 10-Q.

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

Business Overview

We are a leading designer, manufacturer and marketer of high-performance RF and switching power semiconductors. We are primarily focused on the high-power, high-speed segment of the power semiconductor market. Power semiconductors function as power amplifiers and power switches. They increase system efficiency and reliability by precisely managing and regulating electricity and converting it into the form required by electrical and electronic products. Our products permit the design of more compact end products and improve system features and functionality. Our products are found in diverse applications, such as F-22 fighter cockpits, the Boeing 777 back-up power system, the International Space Station, air traffic control radar systems, semiconductor capital equipment, MRI systems, arc welding equipment, industrial lasers, solar power inverters and base stations for wireless communications.

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

We sell our products in North America, Europe, and Asia primarily pursuant to customer purchase orders. We sell through a network of independent sales representatives and distributors. We recognize revenue upon shipment of our products. APT is headquartered in Bend, Oregon and has operations and offices in North America, France, and China. We also make use of subcontract manufacturers for the fabrication of our wafers and for assembly and test operations. Our locations are more fully described in “Business—Properties” in our 2004 Form 10-K.

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

As a result of the prior acquisitions made, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,098 in 2004, of which $1,086 was included in cost of goods sold and $12 in operating expenses. In 2004, we acquired the assets, including prototype inventories, equipment, patents, and other intellectual property from a development stage business, Zeus Semiconductor, Inc. As a result of this transaction, during the third quarter of 2004 we recorded acquisition related charges for purchased IPR&D of $170. Also recorded in 2004 was $558 of restructuring related charges included in operating expenses. These charges included severance related to downsizing and organizational changes we began in 2003. The charges also include an additional impairment charge on the administrative building we purchased in 2003, as well as costs to exit certain production activities. The latter charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs. During the third and fourth quarters of 2004 we also incurred $225 of charges in connection with the filing and subsequent withdrawal of a registration statement. The total amount of these items net of taxes was $2,028. The total charges in 2004 by quarter were pre-tax $486, $395, $658, $512 and after tax $486, $395, $645, $502, in the first, second, third, and fourth quarters, respectively.

In the first nine months of 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $977, of which $807 was included in cost of goods sold and $170 in operating expenses.  In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,868.  Also recorded in 2005 was $169 of restructuring related charges included in operating expenses, of which $45 was associated with additional severance related to downsizing and organizational changes we began in 2003, and $124 was related to plans announced in July 2005 to continue consolidating manufacturing operations, move certain production activities offshore and disengage from a small low growth product line currently with onshore production. The total charges for the first nine months of 2005 pre-tax and after tax were $6,014 and $6,007, respectively.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. The details of our revenue by geographic region is included in the notes to our financial statements. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of September 30, 2005, we had a full valuation allowance recorded against our deferred tax assets, net of certain deferred tax liabilities.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue, net	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	64.2	64.7	67.4	62.4
Amortization of technology rights and other charges	1.6	1.5	1.8	1.6
Total cost of goods sold	65.8	66.2	69.2	64.0
Gross profit	34.2	33.8	30.8	36.0
Operating expenses:
Research and development	7.8	4.8	8.0	5.0
Selling, general and administrative	22.0	20.7	24.5	25.3
Restructuring charges	—	0.2	0.4	0.7
In-process research and development charges	—	0.9	10.5	0.3
Total operating expenses	29.8	26.6	43.4	31.3
Income (loss) from operations	4.4	7.2	(12.6)	4.7
Interest and other income (expense), net	0.5	(0.5)	0.2	—
Income (loss) before income tax benefit	4.9	6.7	(12.4)	4.7
Income tax expense (benefit)	—	0.1	0.1	0.1
Net income (loss)	4.9%	6.6%	(12.5)%	4.6%

Revenue. Revenue for the third quarter of 2005 was $16.8 million, sequentially up 11.0% from $15.2 million in the second quarter of 2005 and down 9.7% from $18.7 million in the third quarter of 2004. The sequential increase in revenue is primarily attributable to the industrial and medical market and the military/aerospace market which increased in the third quarter of 2005 by $1.1 million or 25.0% and $1.0 million or 22.1%, respectively. The sequential improvement in the industrial and medical market is primarily due to improved demand from our medical market customers in both implantable defibrillator and medical imaging applications. These increases were partially offset by declines in the semiconductor capital equipment market.

Revenue for the first nine months of 2005 was $46.2 million, down 10.9% from $51.8 million in the first nine months of 2004. The decline in year to date revenue was primarily due to a decrease in revenue in the semiconductor capital equipment market. The decline in revenue in the semiconductor capital equipment market was due to both reduced end market demand and an inventory correction that was underway at our customers. We believe that the inventory correction by our customers was completed in the second quarter of 2005 and that shipments are now more closely matching our customers’ consumption rates.  Compared to the prior year nine months, the semiconductor capital equipment market was down $8.2 million or 55.1%. The decline in third quarter of 2005 revenue compared to third quarter of 2004 is also attributable to a decrease in revenue in the semiconductor capital equipment market.  Compared to the prior year quarter, the semiconductor capital equipment market was down $2.2 million or 49.2%.

The overall classification of our revenue by market in the first nine months of 2005 was communications and data processing 22.2%, semiconductor capital equipment 14.4%, industrial and medical 29.6%, military and aerospace 32.0%, and 1.8% other.  This compares to the first nine months of 2004 classification of communication and data processing 21.7%, semiconductor capital equipment 28.6%, industrial and medical 25.3%, and military and aerospace 24.4%.

Gross Profit. Gross profit margin for the third quarter of 2005 was 34.2%, compared to 33.8% in the third quarter of 2004, and 31.1% in the second quarter of 2005.  Included in our costs of goods sold in the second and third quarter of 2005 and the third quarter of 2004, was $269,000 of amortization of technology rights assets. The sequential improvement in gross profit margin was primarily due to a more favorable mix of products sold and slightly higher fixed cost absorption at our Bend, Oregon facility on higher volumes.  The sequential improvement in gross profit margin was also due to higher gross margin RF product revenue from our Santa Clara, California facility. The increase in gross profit margin over the prior year quarter was primarily due to a more profitable mix of products sold from our Santa Clara, California facility. The increase from the prior year quarter was partially offset by lower fixed cost absorption at our Bend, Oregon facility, as a result of reduced production levels in response to decreased sales to the semiconductor capital equipment, as mentioned in the Revenue section above.

Gross profit margin for the first nine months of 2005 was 30.8%, compared to 36.0% in the first nine months of 2004. Included in our costs of goods sold in the first nine months of 2005 and 2004, was $807,000 and $817,000 of amortization of technology rights assets, respectively.  The decline in gross profit margin over the prior year was primarily due to reduced fixed cost absorption on lower production volumes at our Bend, Oregon facility, and to customer return and production yield issues. The decrease in production volumes and lower fixed cost absorption at our Bend, Oregon facility was due to lower sales to the semiconductor capital equipment market, as mentioned in the Revenue section above. These declines were partially offset by improved gross margins on our RF products at our Montgomeryville, Pennsylvania facility as we began to benefit from restructuring actions that resulted in the transfer of wafer production activities from our Montgomeryville operation to our Bend facility. The overall product mix of our revenue also improved which also served to offset some of the decline in gross margin.

Research and Development Expense.  Third quarter of 2005 research and development expenses were $1.3 million or 7.8% of revenue, compared to $903,000 in the third quarter of 2004, or 4.8% of revenue.  Research and development expenses in the first nine months of 2005 and 2004 were $3.7 million and $2.6 million or 8.0% and 5.0% of revenue, respectively.  The dollar increase in both the quarter over quarter and year to date over year to date research and development spending were both primarily attributable to increased payroll expense for additional personnel dedicated to research and development activities. The increase in payroll expense for quarter over quarter and year to date over year to date was $186,000 and $545,000, respectively.  Higher spending on supplies and materials also contributed to the increase in expense quarter over quarter and year to date over year to date. The increase in the percentage of revenue was due to both higher spending and lower revenue levels in 2005. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.

Selling, General and Administrative Expense. Third quarter of 2005 selling, general, and administrative expenses were $3.7 million or 22.0% of revenue, compared to $3.9 million in the third quarter of 2004, or 20.7% of revenue.  Selling, general, and administrative expenses in the first nine months of 2005 and 2004 were $11.3 million and $13.1 million or 24.5% and 25.3% of revenue, respectively. The decrease in both the quarter over quarter and year to date over year to date spending levels was primarily attributable to legal fees incurred in 2004 associated with a resolved patent litigation matter.  Such legal fees in the third quarter of 2004 and year to date 2004 were $97,000 and $2.0 million, respectively. Lower sales commissions on lower revenues in 2005 and lower payroll costs associated with our management cash incentive plan also contributed to the decrease in spending levels for both the quarter over quarter and year to date over year to date comparisons. The decrease in selling, general, and administrative expenses for both the quarter over quarter and year to date over year to date was partially offset by additional costs associated with our new office in Shenzen China, and additional selling, general, and administrative expenses from our first quarter acquisition of

PowerSicel, Inc. in Boulder, Colorado. We anticipate our spending levels for our new China office and for our acquired business in Boulder, Colorado to be approximately $85,000 and $165,000 per quarter, respectively, over the next several quarters.

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

The building purchase was reported through the second quarter of 2005 as an asset held for sale, as APT no longer required the space. In accordance with SFAS 144, an asset held for sale is carried at net estimated fair value. As such, APT recorded an impairment charge for the building in the fourth quarter of 2004 and 2003 of approximately $80,000 and $350,000, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The building was sold in the third quarter of 2005.  Net proceeds from the sale of the building were $930,000, resulting in no gain or loss on the transaction.

The Company estimates that the annual savings from the transfer of the Company’s wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon and the restructuring actions announced in November 2003 are approximately $1.4 million for cost of goods sold and $800,000 for selling, general and administrative costs. The cost savings were realized gradually from the inception of the restructuring actions.  The savings in cost of goods sold reached the estimated annual run rate of $350,000 per quarter in the fourth quarter of 2004, and the savings in selling, general and administrative costs reached the full annualized run rate of $200,000 per quarter in the third quarter of 2004.

In July 2005, the Company announced that it would continue consolidating manufacturing operations and move certain production activities offshore and that it would disengage from a low growth product line currently with onshore production.  As a result of restructuring actions, $124,000 of severance pay related charges was recognized in the second quarter of 2005.  There were no restructuring charges recognized in the third quarter of 2005.  Approximately $530,000 of additional restructuring charges is expected to be recognized as these actions occur over the next nine to fifteen months. The charges will include severance costs of approximately $405,000 to be settled in cash, and the non-cash write-off or acceleration of depreciation of certain equipment of approximately $125,000.

Interest income and other expense, net.  Interest income and other expense, net, which includes interest income, interest expense and other expense, was a net income of $86,000 in the third quarter of 2005 compared to a net loss of $87,000 in the third quarter of 2004.  Net interest income was $81,000 in the third quarter of 2005 compared to $66,000 in the third quarter of 2004.  Net interest income for the first nine months of 2005 was $209,000 compared to $147,000 in the first nine months of 2004. The increase in net interest income for both quarter over quarter and year to date over year to date is due to higher interest rates on our marketable securities.  Net other expense for the first nine months of 2005 was $115,000 compared to $147,000 in the first nine months of 2004.  Net other expense in the first nine months of 2005 includes primarily foreign exchange losses associated with our subsidiary in Bordeaux, France.  Net other expense in the first nine months of 2004 includes $181,000 of expensed legal and accounting fees associated with the filing and subsequent withdrawal of the Company’s S-3 registration statement, which was recorded in the third quarter of 2004.

Income Tax Expense (Benefit).  For the first nine months of 2005, the Company recorded a tax expense of $30,000. Although the Company had a consolidated net loss, we recorded tax expense for certain state income taxes owed. For the first nine months of 2004, the Company recorded a tax expense of $57,000 for certain state income taxes.

The Company recorded a full valuation allowance against its remaining deferred tax assets net of certain deferred tax liabilities in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002, 2003, and first nine months of 2005 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for alternative minimum tax (AMT) purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% on domestic taxable income.  However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting the management of liquidity are: cash flows from operating activities, capital expenditures, investments in businesses, and access to bank credit when required and at reasonable rates.

Operating Cash Flows: In the first nine months of 2005, we generated approximately $4.4 million from operating activities. This resulted from our net loss of $5.7 million offset by $3.8 million of non-cash charges for depreciation, amortization, and provisions, $4.9 million for in-process research and development charges, and $1.4 million for reduced working capital requirements. The lower working capital requirements primary reflected lower accounts receivable, inventory, and prepaid expenses and other current assets on lower revenue.

Investing Cash Flows In the first nine months of 2005, we used $5.0 million in investing activities which primarily consisted of our acquisition of PowerSicel, Inc., partially offset by net proceeds from the sale and purchase of marketable securities of $0.9 million and the net proceeds of $0.9 million from the sale of a building at our Santa Clara, California facility, as explained further in the Restructuring Activities section above. The acquisition of PowerSicel consumed approximately $5.0 million of cash and direct costs during the period, net of $460,000 cash acquired.  In addition, we issued APT stock options valued at $570,000 for the acquisition.  We also purchased $1.8 million of property, plant, and equipment during the first nine months of 2005, compared to $2.8 million in the first nine months of 2004.  The decrease in the purchase of property, plant, and equipment in 2005 was primarily due to expenditures in 2004 for the expansion of our wafer fabrication facility at our Bend, Oregon plant.

Financing Cash Flows: In the first nine months of 2005, we generated approximately $160,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of September 30, 2005, we had $33.4 million in working capital.  Our trade accounts receivable balance was $9.8 million reflecting a days sales outstanding ratio of 53 days, compared to trade accounts receivable of $10.0 million at December 31, 2004, reflecting a days sales outstanding ratio of 60 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance at September 30, 2005 was $13.5 million reflecting inventory turns of 3.3 times per year, compared to an inventory balance of $14.6 million at December 31, 2004, reflecting inventory turns of 3.0 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on quarterly average balances of trade accounts receivable and inventory.

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

We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and our line of credit with Silicon Valley Bank.  As of September 30, 2005, APT had $15.5 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2004. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of September 30, 2005 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. As of September 30, 2005 the open value of purchase order commitments was $13.5 million compared to $12.1 million at December 31, 2004. This represents the amounts committed per open purchase orders with third parties. The Company did not enter or terminate any lease agreements during the quarter.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”, see Note 2(b) in the notes to the consolidated financial statements for further discussion.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS 154 in the first quarter of 2006.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

10.39

Agreement and Plan of Merger dated November 2, 2005 among Microsemi Corporation, APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi Corporation, and Advanced Power Technology, Inc., a Delaware corporation, including (except as noted) the following exhibits:

Voting Agreement
Non-Competition Agreement
Lock-up Agreement
Employment Agreement*
Option Assumption Agreement
Certificate of Merger*
List of Parties to Ancillary Agreements*

31	Rule13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Omitted from this filing but to be made available to the SEC at the SEC’s request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November, 2005.

ADVANCED POWER TECHNOLOGY, INC.

By:	/s/ GREG M. HAUGEN

Greg M. Haugen
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)