Form 10-K
period 2005-12-31
ADVANCED POWER TECHNOLOGY INC
filed 2006-03-03
CIK 1114973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, the last trade date for the end of our most recent fiscal second quarter, was $49 million based upon the composite closing price of the Registrant’s Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2006 was 11,056,852 shares.

ADVANCED POWER TECHNOLOGY, INC.

FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits, Financial Statement Schedules
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

We are a leading designer, manufacturer and marketer of high-performance RF and switching power semiconductors. We are primarily focused on the high-power, high-speed segment of the power semiconductor market. Power semiconductors function as power amplifiers and power switches. They increase system efficiency and reliability by precisely managing and regulating electricity and converting it into the form required by electrical and electronic products. Our products permit the design of more compact end products and improve system features and functionality. Our products are found in diverse applications, such as F-22 fighter cockpits, the Boeing 777 back-up power system, the International Space Station, air traffic control radar systems, semiconductor capital equipment, MRI systems, arc welding equipment, industrial lasers, solar power inverters and wireless communications base stations.

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

We provide a wide variety of standard products as well as highly customized solutions for our customers, depending on their requirements. Our products are available as discrete components or as modules, which are integrated solutions that combine many discrete components to provide a complete power function. We sell our products directly to OEMs and through distributors. Markets for our products, typical applications and examples of customers and end users include:

•                  Military and aerospace. We supply manufacturers of systems such as radar and avionics equipment, including The Boeing Company, Lockheed Martin Corporation, Raytheon Company and Rockwell Collins;

•                  Semiconductor capital equipment. We supply manufacturers of equipment such as thin film deposition and plasma etch semiconductor capital equipment, including customers such as Advanced Energy Industries (AEIS)and MKS Instruments, and end users such as Applied Materials, Inc. and Novellus Systems, Inc.;

•                  Medical and industrial. We supply manufacturers of products such as MRI systems, implantable defibrillators and arc welding equipment, including customers such as Analogic, Fronius, Guidant, Microsemi and Siemens Medical, and end users such as Guidant Corporation and St. Jude Medical, Inc.; and

•                  Communications and data processing. We supply manufacturers of computer servers, data storage equipment and wireless communications infrastructure, including Emerson, IBM, L-3 and Motorola.

On November 2, 2005, we entered into an agreement with Microsemi Corporation under which we and Microsemi will combine our respective businesses into a single entity. Assuming that the merger closes, we would become a wholly-owned subsidiary of Microsemi. Our business, strategy and results would be combined with those of Microsemi, and our shareholders will become shareholders of Microsemi. The process of obtaining the approval of our shareholders necessary to proceed with the merger is pending. While we continue to believe that we will secure all of the necessary approvals and that the merger will be completed in a timely manner, except where otherwise noted, the information presented in this report reflects our business, strategy, results and other information on a stand alone basis. For more information about the merger, see “Part II. Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Pending Merger” below.

Market Overview and Key Trends

Our high-performance RF and switching products serve a portion of the large and growing high-speed, high-power subset of the overall power semiconductor market. Statistics published by the Semiconductor Industry Association (SIA) report in November of 2005 reflect that the worldwide market for all discrete components for power semiconductors for 2006 is expected to increase compared to 2005 by approximately 3% and increase by approximately 19% from $15.9 billion in 2006 to $18.9 billion in 2008. APT’s product lines serve a collection of niche markets which make up a subset of the overall power semiconductor markets referenced above, focusing on high power and high frequency applications. We focus on parts of the overall power semiconductor market where we believe that our advanced technology is best suited to meet the needs of customers. Industry statistics related to APT’s specific markets are not generally available and cannot be reasonably estimated.

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

•                  Semiconductor capital equipment. According to the SIA, the worldwide semiconductor market is expected to grow in 2006 by approximately 8% and grow from $245.5 billion in 2006 to $309.2 billion in 2008, or approximately 26%. Gartner Dataquest also projects a strengthening of the market from 2006-2008, forecasting that semiconductor device manufacturers will increase purchases of semiconductor capital equipment by a total of 45% from 2006 to 2008. In addition to overall market expansion, advancements in thin film deposition and plasma etching processes are increasing the need for high-performance, high-power, high-speed power semiconductors.

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

Technological leadership in the market for high-performance power semiconductors

We are a pioneer in our industry and have been designing and manufacturing power semiconductor devices since 1984. As of December 31, 2005, we have received 26 U.S. patents and 21 foreign patents on our core technology, with applications pending for 27 additional U.S. and foreign patents. In 1989 we introduced our core Power MOS product line, which is now in its fourth generation. Our technology provides among the highest frequency and power capabilities available. Our RF product line was introduced in 1996, was bolstered by two acquisitions in 2002 and provides among the highest operating voltages available. Our focus has positioned us as a technology leader in certain key applications such as MRI systems, semiconductor capital equipment, avionics and L-band and S-band radar systems.

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

Close collaboration with and support for our customers

We typically collaborate closely with our customers in order to optimize their use of our power semiconductor products. We believe that the work of our team of product and application engineers enables us to strengthen our relationship with these customers. For example, significant cooperative efforts with Microsemi and certain of the leading implantable medical device manufacturers have earned us design wins for devices manufactured by Guidant and St. Jude Medical. Our engineering team ensures that our products are deployed correctly and continue to meet or exceed customer expectations.

Diversified end markets that provide opportunities for growth and a defense against cyclical business environments

For the year ended December 31, 2005, the revenue from each of our markets were 32.2% military and aerospace, 15.2% semiconductor capital equipment, 28.5% medical and industrial, 22.5% communications and data processing, and 1.6% other. Given the broad range of applications for our products and the increased demand for high-performance, high-power, high-speed power semiconductors in our target markets, we believe these markets provide continued opportunities for growth. Furthermore, because the markets we serve are diversified, we believe that this provides a mitigating factor for the cyclical effects of any one industry on our business. For example, military spending has been relatively stable for applications containing our products, which may moderate the peaks and troughs of highly cyclical businesses, such as semiconductor capital equipment.

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

Network of leading distributors, OEM customers and end users

Throughout our history, we have developed relationships with many key distributors, large OEMs and end users that are leaders in their respective markets. Examples of the manufacturers we supply are described in  “Item 1. Business— Company Overview.” We believe that the strength of this network reflects the quality of our technology and service and provides opportunities for growth.

Proven management and strong Board of Directors

Patrick Sireta, our President, Chief Executive Officer and Chairman of the Board, joined us in 1985, and other key members of senior management have been with us for more than 15 years, including Russell Crecraft, our Chief Operating Officer, Greg Haugen, our Chief Financial Officer, Dah Wen Tsang, our Vice President of Engineering, Research and Development, and

Thomas Loder, our Vice President of Sales and Marketing. Members of our Board also have extensive semiconductor industry experience and include the current Chairman of the Board of AEIS and the former Chief Executive Officer of VLSI Technology.

Our Strategy

Our goal is to be the world leader in providing high-performance power semiconductors for high-power, high-speed applications. To achieve our goal, we intend to:

Increase our penetration of core markets and customers and expand globally

We intend to increase revenue by further expanding our customer base and our core markets and further penetrating key customers. For example, we added a leading Japanese semiconductor capital equipment vendor as a customer and have secured a number of new design wins with existing customers. We will continue to seek new customers in Asia and Europe and leverage our technology to penetrate new and adjacent market opportunities. For example, a leading German manufacturer selected our products for use in alternative energy solar panels, and we were awarded a $4.0 million purchase order for an Asian radar system, which we delivered in the third and fourth quarter of 2004.

Continue to develop and commercialize leading-edge technology for new and existing applications

Our expertise in serving the high-performance, high-power, high-speed power semiconductor market has enabled us to establish a strong foundation of core technologies. We intend to increase the scope of this portfolio by improving our core platform and by developing and commercializing new technologies. For example, we have released a family of RF products designed for use in S-band radar systems, which is a growing area within the military and aerospace market. In addition, in order to decrease certain of our customers’ time to market and product costs, we introduced a line of standard switching modules that offer industry standard package outlines and footprints but utilize our proprietary technology. We have also announced new discrete and module products using silicon carbide, or SiC, and Schottky diodes that offer our customers faster switching speeds and reduced power consumption.

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

Packaging

We typically package our discrete products in plastic packages. Plastic packaged products are more cost effective and represent the majority of our unit volumes.

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

Our RF semiconductor research and development takes place at our Bend, Oregon, Santa Clara, California and Montgomeryville, Pennsylvania facilities. Our discrete switching power semiconductor research and development takes place at our Bend, Oregon facility. Power module research and development takes place at our Bordeaux, France facility. Research and development efforts on silicon carbide and other compound semiconductor technology and products for wide band gap applications take place at our Boulder, Colorado facility.

Sales, Marketing and Distribution

We sell our products to most of our OEM customers through a network of independent sales representatives that are managed by our internal sales organization. As of December 31, 2005, we had 33 independent sales representatives.

We generally use distributors to develop and service our smaller volume accounts worldwide and as our primary sales channels in several countries. We have two global distributors, four national distributors in North America, and 22 single country distributors who cover Western Europe and Asia. Currently, Richardson Electronics is our leading distributor based on revenue. In 2003, we added Future Electronics as a worldwide distributor. Our distributors not only enhance our ability to meet the needs of our smaller volume customers, but also permit increased revenue to large manufacturing customers by freeing up sales and support resources. Our distributors have certain stock rotation rights which allow them to rotate up to 5% of their products every six months in exchange for an order of an equal amount of new product. We monitor inventory levels at our key distributors on a monthly basis. In certain circumstances we may elect to give product-specific price protection to our distributors.

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

Orders

As of December 31, 2005, our twelve month backlog, representing booked orders with delivery dates scheduled within the next twelve months, was $23.8 million, compared to $17.2 million as of December 31, 2004. The amount of the backlog shippable in the first quarter of 2006 was $15.5 million compared to $10.5 million for the first quarter of 2005. This represents 65% and 61% of booked backlog at December 31, 2005 and 2004, respectively. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer.

Customers

For the year ended December 31, 2005, our largest volume OEM customers were AEIS, MKS Instruments, Copley Controls, Rockwell Collins, and Emerson. In 2005, approximately 62.4% of our revenue was from customers in North America, 17.6% from customers in Europe, and 20.0% from customers in Asia and the rest of the world.

Revenue from our five largest OEM and distributor customers accounted for 37.7%, 46.6%, and 38.0% of our total revenue in 2005, 2004, and 2003, respectively. Richardson Electronics accounted for 19.7% of our revenue in 2005, 21.9% of our revenue in 2004, and 15.8% of our revenue in 2003. The 2004 increase for Richardson Electronics in the overall percentage of our revenue is primarily due to utilizing Richardson to import products to certain key Asian customers. No other customer exceeded 10.0% of our revenue during these periods. We generally provide our customers a 12-month repair or replacement warranty.

Geographic information regarding our revenue is included in Note 13 of the Notes to Consolidated Financial Statements of this Report.

Manufacturing and Facilities

RF Power Semiconductors

Wafer fabrication for our RF semiconductor products is performed in our internal wafer fabrication sites located in Bend, Oregon, and Santa Clara, California. Package assembly and testing of these products is performed in our own domestic facilities located in Santa Clara, California and Montgomeryville, Pennsylvania, in addition to subcontractors in Malaysia. In 2005, we moved more assembly and testing of RF products to our subcontractor in Malaysia, which we expect will reduce our manufacturing costs. Manufacturing of our military and aerospace products for avionics and radar applications, where state-of-the-art RF performance and repeatability are critical, will continue in Santa Clara, California at our automated assembly and test line.

Switching Power Semiconductors

Wafer fabrication for switching power semiconductor products is performed in our internal wafer fabrication site located in Bend, Oregon, and by our manufacturing partners, Infineon Technologies in Austria, Episil Technologies in Taiwan, and CSMC Manufacturing in China.

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

In 2005, we entered into a wafer production agreement with CSMC Manufacturing Co., Ltd. for the provision of foundry services to be performed by CSMC Technologies Fab 1 Co., Ltd., a subsidiary located in Wuxi, Jiangsu Province, China. CSMC Technologies Fab 1 Co., Ltd. will produce and supply wafers to the Company. The contract does not have an expiration date and is cancelable upon twenty-four months prior written notice to terminate the agreement.

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

Modules

Our modules are manufactured at our own facilities in Bordeaux, France and Bend, Oregon as well as on a captive manufacturing line located at one of our subcontractor’s facilities in the Philippines. During 2005, we transferred additional module assembly and testing, to our captive line in the Philippines, which we expect to result in lower production costs.

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

Intellectual Property Matters

As of December 31, 2005, we have received 26 U.S. patents and 21 foreign patents and have applications pending for 27 additional U.S. and foreign patents on different aspects of our core technology. We rely on patents, trade secrets and other intellectual property laws, as well as confidentiality and intellectual property assignment agreements with our employees to protect our proprietary rights. Three U.S. patents and five corresponding foreign patents on important aspects of our core technology will expire in 2007 to 2008 and 2008 to 2009, respectively. We regard certain of our processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We have also registered trademarks for Power MOS IV, Power MOS V, Power MOS VI, Power MOS 7, T-MAX and ASPM.

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

Employees

As of December 31, 2005, we had 286 permanent employees. Of these, 159 were at our facilities in Bend, Oregon, 25 at our facility in Bordeaux, France, 60 at our facility in Santa Clara, California, 31 at our facility in Montgomeryville, Pennsylvania, and 11 at our facility in Boulder, Colorado. Our continued success depends heavily on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law.

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

ITEM 1A. RISK FACTORS.

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

In addition, you should consider the risks associated with the merger, which are discussed below. See “Part II. Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Pending Merger”.

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

We recorded net losses in three of the last five full fiscal years. We may incur losses in subsequent periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net revenue, expand gross margins, introduce new products on a timely basis, secure sufficient fabrication capacity and control operating expenses.

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

Several of our major customers account for a significant portion of our net sales each year. During 2005, our top five customers accounted for 37.7% of our net revenue, and one distributor, Richardson Electronics, accounted for 19.7% of our net revenue. If we lost Richardson Electronics or one of our other major customers, or if one of them reduced or canceled significant orders, our net income and operating results could be harmed. If our relationship with Richardson Electronics were discontinued, or if Richardson Electronics should fail to provide adequate service to our customers, we could lose revenue and our operating results would suffer.

We rely heavily on our key subcontractors. If they fail to produce needed goods and services, our business and results of operations may suffer.

We increasingly rely on third party subcontractors in Europe and Asia to manufacture, assemble and test most of our products. We rely on Infineon Technologies, an outside foundry located in Europe, and Episil Technologies, located in Taiwan, which collectively produce a significant percentage of our wafers. In addition, we entered into a wafer production agreement in 2005 with CSMC Manufacturing Co., Ltd., located in China. Production is expected to begin the second half of 2006. The contract does not have an expiration date and is cancelable upon twenty-four months prior written notice to terminate the agreement. Our agreement with Infineon provides for fixed prices and a guaranteed purchase commitment and may be terminated upon two years’ notice. In addition, we rely on Siltronic to supply silicon wafers. We also rely on Team Pacific and PSI Technologies, subcontractors in the Philippines, to assemble and test most of our switching power semiconductor products. In addition, we rely on Semiconductor Assembler & Manufacturer in Malaysia to assemble and package our RF products. We also rely on Kyocera as our sole source of ceramic packaging for certain discrete RF power semiconductors. We do not have long-term fixed price contracts with any of these key subcontractors other than Infineon. Disruption or termination of these arrangements or any capacity constraints that our subcontractors experience could harm our business and operating results. Political instability, labor disputes, natural disasters and other factors could disrupt the operations of our subcontractors. If any of our subcontractors experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer. Additionally, our subcontractors may not be able to maintain the technological capability to meet our future needs. Working with such subcontractors may lead to reduced control over product quality and delivery schedules. In addition, our subcontractors also manufacture and package products for our competitors, and there is a risk that our subcontractors could allocate less of their production capacity and resources to our needs or demand price increases. If our subcontractors fail to provide needed products and services in a timely and cost effective manner, our revenue, business and results of operations may suffer.

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

In 2005, approximately 37% of our revenue was from customers located outside of the U.S. In addition, some of our manufacturing operations are not in the U.S. The following are some of the risks inherent in doing business on an international level:

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

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to create and interpret accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, the Financial Accounting Standards Board finalized SFAS No. 123R “Share Based Payment” in December 2004, which will require us to expense stock options. We are currently evaluating the provisions of FAS 123R and expect that the adoption will have a material impact on the Company’s consolidated results of operations. This new accounting policy will be effective in the first quarter of 2006.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect these rules and regulations to continue to create additional costs and overhead absent the requirement. These rules and regulations have made, and we expect will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These additional expenses have and may continue to reduce our profits or increase our losses. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

Five members of management, as a group, own a significant interest in our common stock.

As of December 31, 2005, five members of our senior management (Messrs. Sireta, Crecraft, Haugen, Loder and Tsang) beneficially owned approximately 34.2% of our outstanding shares of common stock. As a result, these members of management exercise significant influence over all matters requiring stockholder approval. The concentrated holdings of management may result in a delay of, or serve as a deterrent to, possible attempts to take us over, which may reduce the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

•                  We lease 7,641 square feet in a building in Boulder, Colorado. This facility houses primarily research and development functions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market under the symbol “APTI.” Our common stock began trading on August 8, 2000. The high and low sales prices as reported on the Nasdaq National Market for the two most recent fiscal years ended December 31, 2004 and December 31, 2005 were as follows:

	High	Low

Fiscal year 2005
Quarter 4	$14.30	$8.81
Quarter 3	8.65	6.80
Quarter 2	7.37	5.73
Quarter 1	8.09	6.93
Fiscal year 2004
Quarter 4	$9.34	$5.97
Quarter 3	12.36	6.56
Quarter 2	14.52	8.99
Quarter 1	11.75	8.58

As of February 21, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $14.97 per share, and there were approximately 105 stockholders of record and we estimate approximately 1,800 beneficial stockholders of our common stock.

We have not declared or paid any cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. We did not repurchase any of our stock in 2005 and do not have any repurchase plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2005 (5)	2004 (4)	2003 (2)	2002 (1)	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue, net	$64,976	$67,837	$48,892	$43,425	$36,855
Gross profit	20,561	24,425	15,512	12,237	11,832
Net income (loss)	(4,662)	3,056	(3,330)	(3,687)	1,796
Basic net income (loss) per share	(0.43)	0.29	(0.32)	(0.36)	0.21
Diluted net income (loss) per share	(0.43)	0.27	(0.32)	(0.36)	0.19
Consolidated Statement of Cash Flows Data:
Cash flow from operations	$5,787	$3,694	$2,261	$5,074	$1,067
Capital expenditures (3)	2,090	3,690	4,828	2,649	2,335
Consolidated Balance Sheet Data:
Working capital	$36,031	$36,375	$31,780	$33,181	$45,508
Total assets	75,667	78,482	74,503	76,948	58,075
Stockholders’ equity	68,770	72,038	68,210	71,172	53,948

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

(4) As a result of the prior acquisitions made, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,098, of which $1,086 was included in costs of goods sold and $12 in operating expenses during 2004. In 2004, we acquired the assets, including prototype inventories, equipment, patents, and other intellectual property from a development stage business, Zeus Semiconductor, Inc. As a result of this transaction, during 2004 we recorded acquisition related charges for purchased IPR&D of $170. Also recorded in 2004 was $558 of restructuring related charges included in operating expenses. These charges included severance related to downsizing and organizational changes we began in 2003. The charges also include an additional impairment charge on the administrative building we purchased in 2003 as explained in note (2) above, as well as costs to exit certain production activities. The latter charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs. During 2004 we also incurred $225 of charges in connection with the filing and subsequent withdrawal of a registration statement. The total amount of these items net of taxes was $2,028.

(5) In 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,302, of which $1,076 was included in cost of goods sold and $226 in operating expenses. In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,868. Also recorded in 2005 was $250 of restructuring related charges, of which $196 was included in operating expenses and $54 was included in cost of goods sold. Of the total restructuring related charges, $45 was associated with additional severance related to downsizing and organizational changes we began in 2003, and $205 was related to plans announced in July 2005 to continue consolidating manufacturing operations, move certain production activities offshore and disengage from a small low growth product line currently with onshore production. In connection with our merger agreement with Microsemi Corporation (see Note 12), we recorded $296 of merger-related expenses which are included in selling, general, and administrative expenses. The total charges for these items net of tax were $6,709.

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

In 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,302, of which $1,076 was included in cost of goods sold and $226 in operating expenses. In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,868. Also recorded in 2005 was $250 of restructuring related charges, of which $196 was included in operating expenses and $54 was included in cost of goods sold. Of the total restructuring related charges, $45 was associated with additional severance related to downsizing and organizational changes we began in 2003, and $205 was related to plans announced in July 2005 to continue consolidating manufacturing operations, move certain production activities offshore and disengage from a small low growth product line currently with onshore production. In connection with our merger agreement with Microsemi Corporation (see Note 12), we recorded $296 in merger-related expenses. The total charges for these items net of tax were $6,709.

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. In addition, the following discussion should be read in conjunction with the discussion regarding the proposed merger with Microsemi, which is set forth below. See “Recent Developments - Pending Merger.”

Recent Developments

Pending Merger with Microsemi

Overview

On November 2, 2005, we announced that we and Microsemi Corporation (‘Microsemi”) had agreed to combine our respective businesses into a consolidated group of corporations (the “Merger”) pursuant to the terms of an Agreement and Plan of Merger dated November 2, 2005 (the “Merger Agreement”). In order to complete the Merger, Company stockholders holding a majority of the outstanding shares of Company common stock must vote to approve the Merger Agreement and the Merger.

A special meeting of the Company’s stockholders will be held for the purposes of soliciting the approval of the Merger Agreement and Merger. The Company’s Board of Directors has determined that the Merger is in the best interests of the Company and its stockholders and has recommended to Company stockholders to vote in favor of the Merger and Merger Agreement. In connection with this determination, the Company’s Board of Directors received the written opinion of Houlihan Lokey Howard and Zukin Capital, Inc., which concludes that the consideration to be paid by Microsemi in the Merger is fair, from a financial point of view, to the Company’s stockholders.

Upon the consummation of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.435 of a share of Microsemi common stock and $2.00 in cash, with payment of cash in lieu of a fractional share of Microsemi common stock. For each one share of APT common stock, the APT stockholders could, in addition to $2.00 in cash, receive more than 0.435 of a share of Microsemi common stock, but not less. A maximum of up to 5,377,285 shares of Microsemi common stock will be issued to Company stockholders in the transaction in exchange for cancellation of the maximum number of shares of Company common stock that may be outstanding as of immediately before the Merger, calculated assuming the prior exercise of all outstanding options and warrants to purchase Company common stock.

Following the closing of the Merger, the Company will be the surviving corporation and will continue to exist under Delaware law as a wholly owned subsidiary of Microsemi.

In connection with the Merger, the Company and Microsemi have filed a proxy statement/prospectus with the U. S. Securities and Exchange Commission. The parties are awaiting resolution of certain issues raised by the SEC and the subsequent issuance by the SEC of an order of registration. Once the order of registration is issued, the proxy statement/prospectus will be distributed to Company stockholders. The special meeting of stockholders will be held approximately one month following distribution of the proxy statement/prospectus. The Company expects to receive the requisite shareholder approval at the special meeting and to consummate the Merger shortly thereafter.

Conversion of Securities

At the effective time of the Merger (the “Effective Time”), each share of Company common stock, issued and outstanding immediately prior to the Effective Time (other than any shares of Company common stock owned by the Company as treasury shares or by Microsemi or any direct or indirect wholly-owned subsidiary of the Company or Microsemi) will be canceled and extinguished and be converted automatically into the right to receive the sum of two dollars ($2.00) in cash (the “Cash Component”), without interest, plus 0.435 of a share (the “Exchange Ratio”) of common stock, par value $.20 per share, of Microsemi with payment of cash in lieu of a fractional share of Microsemi common stock (together with the Cash Component, the “Merger Consideration”). The aggregate amount of cash received by Company stockholders who exchange Company common stock for Microsemi common stock in the Merger, however, may not exceed twenty percent (20%) of the

Merger Consideration, and the number of shares of Microsemi common stock will be increased so as to prevent such a result. The exchange formula was agreed to in arm’s-length negotiations between representatives of Microsemi and the Company.

Reasons for the Merger

The Company believes that the Merger represents a unique opportunity to our stockholders to realize significant value for their shares, as well as an opportunity to continue to participate in the high-speed, high-power segment of the power semiconductor market through an investment in an industry leader in high performance analog and mixed-signal integrated circuits and high reliability semiconductors. Microsemi believes that the merger will result in a strong value proposition for its stockholders because of an expanded product portfolio of analog and mixed-signal products, including radio frequency (“RF”) products as well as high reliability products to address the needs of the defense/aerospace and medical markets. In addition to the strategic opportunity provided by the Merger, Microsemi believes the Merger presents potential consolidation opportunities to improve operational and manufacturing efficiencies.

Merger Expenses and Termination Fees and Expenses

Each party is generally responsible for paying any expenses it incurs in connection with the Merger, except for the filing expenses under the federal Hart-Scott-Rodino Act, which will be shared equally. If the Merger is not completed, the Company may be required to pay Microsemi a “break-up” fee of $4,000,000 under limited conditions.

Risks Relating to the Merger

The merger could cause the Company to lose key personnel, which could materially affect the Company’s business and require the Company to incur substantial costs to recruit replacements for lost personnel.

In order to be successful, during the period before the Merger is completed, the Company must continue to retain and motivate executives and other key employees. Company employees may experience uncertainty about their future role with the Microsemi consolidated group until or after strategies with regard to the Microsemi consolidated group are announced or executed. The Company faces a risk that employees expected to be employed by the Company until and following the Merger may elect not to continue employment. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. If the Company is unable to continue to retain existing executive officers or other key employees, its financial condition and results of operations could be materially and adversely affected.

The Merger may not be consummated, which could adversely affect the Company.

There is a general uncertainty whether a complex business transaction, like the Merger, will be completed at all. If the Merger is not consummated, the Company could be subject to a number of adverse consequences:

•                  the Company would incur significant transaction costs and devote considerable resources and management attention to the Merger but not realize the benefits of the proposed Merger;

•                  under specified circumstances described in the proxy statement/prospectus entitled “Merger Expenses and Termination Fees and Expenses”, the Company may be required to pay Microsemi a termination fee, or Microsemi’s costs and expenses plus interest pursuant to the Merger Agreement;

•                  the trading price of Company common stock may decline to the extent that the market price of Company common stock reflects a market assumption that the Merger would be completed; and

•                  the Company may incur additional costs to replace key employees that left their employment in anticipation of the Merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on the Company’s results of operations and the price of its common stock.

Potential Conflicts of Interest of Management in the Merger

The Company’s officers and directors have interests in the merger that are in addition to or different from your interests as stockholders. The Board of Directors was aware of and considered these interests when it considered and approved the Merger Agreement and the Merger. These interests include post-closing employment opportunities as well as the right of these officers and directors to indemnification with respect to acts and omissions in their capacities as officers and directors of the Company.

The following are summaries of various agreements which may give rise to conflicts of interest on behalf of APT management in connection with the merger:

Employment Agreements

In connection with the Merger, Greg Haugen, Vice President and Chief Financial Officer, Thomas Loder, Vice President of Sales and Marketing, Dah Wen Tsang, Vice President of Engineering and Research and Development of Switching Power Products, and Russell Crecraft, Chief Operating Officer, each agreed to enter into an Employment Agreement (each, an “Employment Agreement” and collectively, the “Employment Agreements”) as of the effective date of the Merger (the “Effective Date”). Under the Employment Agreements, each of Messrs. Haugen, Loder, Tsang and Crecraft agree to devote all of their professional time to the affairs of the Company for six (6) months in the case of Mr. Haugen and two (2) years in the case of each of Messrs. Loder, Tsang and Crecraft. Each of Messrs. Haugen, Loder, Tsang and Crecraft also will be reimbursed for expenses incurred on behalf of the Company and agreed to provisions protecting the confidential information of the Company, assigned all of their rights to such intellectual property to the Company, agreed for two (2) years not to compete with the Company and not to solicit any employee or customer of the Company to cease doing business with or working for the Company. The term of the Employment Agreement for each of Messrs. Loder, Tsang and Crecraft is two (2) years unless sooner terminated in accordance with the terms of their respective Employment Agreements and each will be eligible to participate in the Company’s benefits plan and receive four (4) weeks vacation annually.

In exchange for his services, which will not exceed eighty (80) hours per month, and will terminate not later than the six-month anniversary of the commencement of his employment, Mr. Haugen will be paid $359,788, payable on the Effective Date. The Company also will provide Mr. Haugen with directors’ and officers’ insurance coverage on the terms and subject to the conditions set forth in the Merger Agreement.

For his service, Mr. Loder will be paid $138,000 per year as Base Salary and be eligible to participate in the Company’s incentive bonus plan, under which he would be paid a bonus equal to thirty-five percent (35%) of his base salary upon achieving certain performance goals established for Mr. Loder personally and for Microsemi (including all subsidiaries) as a corporation. Mr. Loder will be paid a retention bonus of $50,000 twenty-four (24) months following the commencement of his employment following the Effective Date. In addition to retaining options to acquire shares of Microsemi common stock, Mr. Loder will be granted options to purchase 20,000 shares of Microsemi common stock under Microsemi’s stock plan. The exercise price will be the closing price of Microsemi’s common stock on the Nasdaq National Market and will vest in equal installments over four (4) years. Mr. Loder holds options to acquire 32,535 shares of the Company’s common stock at an average exercise price of $1.40. Assuming Mr. Loder exercised his options on November 25, 2005 and sold the shares on the same day he would receive gross proceeds, net of exercise price, of $405,182.50, based on the closing price of Microsemi’s common stock on that date.

For his services, Mr. Tsang will be paid $160,000 per year as a base salary and be eligible to participate in the Company’s incentive bonus plan, under which he would be paid a bonus equal to thirty-five percent (35%) of his base salary upon achieving certain performance goals established for Mr. Tsang personally and for Microsemi (including all subsidiaries) as a corporation. Mr. Tsang will be paid a retention bonus of $90,000 twenty-four (24) months following the commencement of his employment following the Effective Date. In addition to retaining the options Mr. Tsang has to purchase shares of Company common stock, which will be converted into options to acquire shares of Microsemi common stock, Mr. Tsang will be granted options to purchase 30,000 shares of Microsemi common stock under Microsemi’s stock plan. The exercise price will be the closing price of Microsemi’s common stock on the Nasdaq National Market and will vest in equal installments over four (4) years. Mr. Tsang holds options to acquire 61,405 shares of Company common stock at an average exercise price of $1.40. Assuming Mr. Tsang exercised his options on November 25, 2005, and sold the shares on the same date, he would receive gross proceeds, net of exercise price, of $764,722.50, based on the closing price of Microsemi’s common stock on that date.

For his services, Mr. Crecraft will be paid $169,680 per year as a base salary and be eligible to participate in the Company’s incentive bonus plan, under which he would be paid a bonus equal to forty percent (40%) of his base salary upon achieving certain performance goals established for Mr. Crecraft personally and for Microsemi (including all subsidiaries) as a corporation. Mr. Crecraft will be paid a retention bonus of $100,000 twenty-four (24) months following the commencement of his employment following the Effective Date. Mr. Crecraft will be granted options to purchase 50,000 shares of Microsemi common stock under Microsemi’s stock plan. The exercise price will be the closing price of Microsemi’s common stock on the Nasdaq National Market and will vest in equal installments over four (4) years.

By way of comparison to the base salaries earned by Mr. Haugen, Mr. Loder, Mr. Tsang, and Mr. Crecraft, respectively, during fiscal year 2005, Mr. Haugen will receive $359,788 for services rendered for not more than a six (6) month period following the commencement of his employment with Microsemi, as compared to his former salary of $133,177; Mr. Loder will be paid $138,000, as compared to his former salary of $128,965; Mr. Tsang will be paid $160,000, as compared to his former salary of $142,070; and Mr. Crecraft will receive a base salary of $169,680, as compared to his former salary of $158,450. In addition, Mr. Loder, Mr. Tsang and Mr. Crecraft will be paid retention bonuses of $50,000, $90,000 and $100,000, respectively, twenty-four (24) months following the commencement of their employment with Microsemi.

Lock-up Agreements

Each of Messrs. Sireta (holder of investment power over 2,124,531 shares of Company common stock), Haugen (holder of investment power over 386,500 shares of Company common stock), Crecraft (holder of investment power over 369,800 shares of Company common stock), Loder (holder of investment power over 360,000 shares and options to purchase 32,535 shares of Company common stock), and Tsang (holder of investment power over 364,400 shares and options to purchase 61,405 shares of company common stock) agreed, as a condition to Microsemi entering into the Merger Agreement, to enter into a Lock-up Agreement. Under the terms of the Lock-up Agreement, each of Messrs. Sireta, Haugen, Crecraft, Loder and Tsang agreed not to (i) sell the shares of Microsemi common stock they receive in the merger for ninety (90) days, and not to sell in excess of fifty percent (50%) of those shares for one hundred eighty (180) days, or (ii) grant proxies or powers of attorney, deposit the shares into a voting trust and enter into an agreement to do any of the foregoing for a period of ninety (90) days following the Effective Date. Certain transfers, including those to family members, or entities under their control, are permitted provided that the transferees enter into a similar Lock-up Agreement. In addition, to the extent that they are an affiliate of the Company before or after the Effective Date, each of Messrs. Sireta, Haugen, Crecraft, Loder and Tsang may be subject to further restrictions on the transfer of their shares under Rule 145 of the Securities Act of 1933, as amended.

Non-competition Agreement

As a condition to entering into the Merger Agreement, Mr. Sireta was required to enter into a Non-competition Agreement with Microsemi. Under the terms of the Non-competition Agreement, Mr. Sireta agreed that for a two (2) year period following the Effective Date, he will not engage in or have any ownership interest in or participate in the financing, operation, management or control of a business that engages in the same business as the Company has historically participated.

Voting Agreements

Messrs. Sireta (President, Chief Executive Officer and largest Company stockholder), Crecraft, Haugen, Loder and Tsang, who on an aggregate basis own approximately 33.5% of the outstanding Company common stock, entered into voting agreements with Microsemi and granted Microsemi an irrevocable proxy with respect to all outstanding shares of Company common stock that they beneficially own or subsequently acquire.

2006 Restructuring Actions

On February 17, 2006 the Company finalized its decision and announced to employees the planned closure of its facility in Montgomeryville, Pennsylvania. The business management functions and remaining manufacturing activities currently located in Montgomeryville will be transferred to our facility in Santa Clara, California. This action is in addition to the actions announced on July 21, 2005 in our second quarter 2005 earnings release, which included the increased use of offshore manufacturing subcontractors. We expect that this restructuring action will be completed over the next twelve months and will lead to an additional reduction of approximately 8% of our total workforce. We estimate that this restructuring action will result in pretax restructuring charges of approximately $440 over the 12 month time frame. The charges will include one-time severance costs of approximately $320 to be settled in cash, and non-cash charges related to other exit costs of $120. Once these restructuring actions are fully completed, we estimate the annual savings will be approximately $1.6 million.

Northrop Grumman Systems License Agreement

On February 22, 2006, Advanced Power Technology, Inc. (APT) entered into a license agreement with the Electronic

Systems’ sector of Northrop Grumman Systems Corporation (Northrop) in which Northrop will license their silicon carbide technology to APT, and APT will be the exclusive foundry supplier of certain silicon carbide products to Northrop. In addition, the agreement allows APT to use the licensed technology to manufacture and sell other silicon carbide products for commercial purposes. Royalties will be due to Northrop upon the sale of such products to customers other than Northrop. The contract is effective until the expiration of the last to expire of the patents included in the agreement, unless the agreement is extended by the parties.

Our Markets

We operate on a worldwide basis. As such, our operations are affected by global, regional and industry-specific economic and political factors. In 2005, 62.4% of our revenue was from customers in North America, 17.6% from customers in Europe, and 20.0% from customers in Asia and the rest of the world. We allocate revenue geographically based on the location to which we ship our products. The markets for our products are diversified, and include military and aerospace, semiconductor capital equipment, medical and industrial, and communications and data processing.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made. As of December 31, 2005, we had a full valuation allowance recorded against our deferred tax assets, net of certain deferred tax liabilities.

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

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of net revenue:

	Years Ended December 31,
	2005	2004	2003

Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	66.7	62.4	66.0
Amortization of technology rights and other charges	1.7	1.6	2.3
Total cost of goods sold	68.4	64.0	68.3
Gross profit	31.6	36.0	31.7
Operating expenses:
Research and development	7.6	5.6	6.1
Selling, general and administrative	23.7	24.8	30.2
Restructuring charges	0.3	0.8	1.3
In-process research & development	7.5	0.3	—
Total operating expenses	39.1	31.5	37.6
Income (loss) from operations	(7.5)	4.5	(5.9)
Other income (expense):
Interest income, net	0.5	0.3	0.4
Other, net	(0.1)	(0.2)	—
Income (loss) before income taxes	(7.1)	4.6	(5.5)
Income tax (benefit) expense	0.1	0.1	1.3
Net income (loss)	(7.2)%	4.5%	(6.8)%

Years Ended December 31, 2005 and 2004

Revenue. Our revenue for 2005 was $65.0 million, compared to $67.8 million in 2004, a 4.2% decrease. This decrease was due to a decline in shipments to our semiconductor capital equipment customers which was partially offset by year over year revenue growth in our communications and data processing market, our military/aerospace market and our industrial/medical market. Our revenue into the cyclical semiconductor capital equipment market declined from $17.0 million in 2004 to $9.9 million in 2005, a decrease of 41.9%. This decline was primarily due to an inventory correction at our customers during the first half of 2005 and to reduced customer consumption rates resulting from lower end market demand. Our communications and data processing revenue increased 4.2% from $14.0 million to $14.6 million, reflecting improved demand from some of our Asian telecom customers. Our military/aerospace revenue grew from $19.0 million to $20.9 million, an increase of 10.2%. New customer programs moving into production during the second half of 2005 for radar, avionics and defense communication applications contributed to our military/aerospace revenue growth in 2005. Our industrial/medical revenue grew 4.4% from $17.8 million to $18.6 million.

In 2005, our revenue by market was 22.5%, 15.2%, 28.5%, 32.2%, and 1.6% compared to 20.7%, 25.1%, 26.2%, 28.0%, and 0.0% in 2004, in the communications and data processing, semiconductor capital equipment, industrial/medical, and military/aerospace markets, and other, respectively. Overall, our revenue by geographic area for 2005 was 62.4% in North America, 17.6% in Europe, and 20.0% in Asia and the rest of the world. This compared to 65.3% in North America, 15.3% in Europe and 19.4% in Asia and the rest of the world in 2004. We allocate revenue geographically based on the location to which we ship our products.

                Gross Profit. Our gross profit margin was 31.6% in 2005 compared to 36.0% in 2004, a decrease of 4.4%. Included in our costs of goods sold in 2005 and 2004, was $1.1 million of amortization of technology rights assets. The decline in gross profit margin over the prior year was primarily due to reduced fixed cost absorption on lower production volumes at our Bend, Oregon facility, and to customer return and production yield issues. The decrease in production volumes and lower fixed cost absorption at our Bend, Oregon facility contributed approximately 4.4% to the decline in gross margin and was primarily due to lower sales to the semiconductor capital equipment market, as mentioned in the Revenue section above. In 2005 the volume of production at our Bend wafer fabrication facility declined by more than 50% compared to 2004 for semiconductor related products. These declines were partially offset by improved gross margins on our RF products produced at our Montgomeryville, Pennsylvania facility and at our Santa Clara, California facility. The gross margins improved at our Montgomeryville, Pennsylvania facility as we began to benefit from restructuring actions that resulted in the transfer of wafer production activities from our Montgomeryville operation to our Bend facility, while both Montgomeryville and Santa Clara experienced year over year improvement in the overall product mix.

 Research and Development Expense. Our 2005 research and development expenses were $4.9 million or 7.6% of revenue, compared to $3.8 million in 2004, or 5.6% of revenue. During 2005, our payroll related costs for additional personnel dedicated to research and development activities increased by approximately $717,000 compared to 2004. Higher spending on supplies and materials also contributed to the increase in year over year expense. The increase in the research and development expense as a percentage of revenue was primarily due to higher expense levels on slightly lower revenue in 2005. The Company plans to continue its research and development programs leading to the introduction of new products for use in both switching and RF applications.

 Selling, General and Administrative Expense. Our 2005 selling, general and administrative expenses were $15.4 million in 2005 or 23.7% of revenue, compared to $16.9 million in 2004, or 24.8% of revenue. The decrease in spending level was primarily attributable to $2.0 million in legal fees incurred in 2004 associated with a resolved patent litigation matter, $434,000 lower payroll-related costs, and $231,000 lower commissions reflecting lower 2005 revenue compared to 2004. The decrease in selling, general, and administrative expenses was partially offset by $235,000 of additional costs associated with our new office in Shenzen China, $588,000 of additional expenses from our first quarter acquisition of PowerSicel, Inc. in Boulder, Colorado and $296,000 of costs associated with our planned merger with Microsemi Corporation. The lower payroll costs were primarily due to a decrease in payments for the management cash bonus incentive plan compared to 2004.

Restructuring Charges. Total 2005 restructuring charges were $250,000 compared to $558,000 in 2004. Of the $250,000 2005 restructuring charges, $196,000 was included in operating expenses, and $54,000 was included in cost of goods sold. The 2004 restructuring charges of $558,000 were included entirely in operating expenses. The year over year change in restructuring charges reflects changes in the spending levels of our restructuring actions announced in 2003 and 2005, as described below and in more detail in Note (3) of the consolidated financial statements of this Form 10-K.

As part of management’s strategic plans, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions included consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings utilized by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate our wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring charges related to these actions announced in 2003 (“2003 Actions”) were $45,000 and

$558,000 in 2005 and 2004, respectively. We do not expect to incur any more costs associated with the 2003 Actions.

In July 2005, the Company announced that it would continue consolidating manufacturing operations and move certain production activities offshore and that it would disengage from its hermetic package products, a low growth product line currently with onshore production. We estimate that these restructuring actions will be completed by the end of 2006 and will lead to a reduction of approximately 9 percent of our total work force. Total restructuring charges recognized in 2005 related to these actions were $151,000. Approximately $530,000 of additional restructuring charges is expected to be recognized as these actions occur in 2006.

In-Process Research and Development Charges. Total in-process research and development charges for 2005 were $4,868,000, compared to $170,000 in 2004. The 2005 charges of $4,868,000 related to our acquisition of PowerSicel, Inc., and the 2004 charges of $170,000 related to our acquisition of the assets of Zeus Semiconductor, Inc. See Note (4) of the consolidated financial statements for more information on these acquisitions.

 Other Income (Expense), Net. Other income (expense), net, which includes interest income, interest expense and other expense, was a net income of $213,000 in 2005 compared to a net income of $100,000 in 2004. Interest income in 2005 was $337,000 compared to $226,000 in 2004. The increase in interest income for year over year is due to higher interest rates on our marketable securities. Interest expense was $17,000 in 2004 and 2005. Other income (expense), net was an expense of $107,000 in 2005 compared to an expense of $109,000 in 2004. In 2005, net other expense primarily included foreign exchange losses associated with our subsidiary in Bordeaux, France. In 2004, net other expense primarily included legal and accounting fees associated with the filing and subsequent withdrawal of the Company’s S-3 registration statement.

                Income Taxes. The Company recorded a tax expense of $30,000 in 2005 and $82,000 in 2004, both for federal alternative minimum tax (AMT) and various state income taxes owed.

 As of December 31, 2005, we had a full valuation allowance recorded against our deferred tax assets, net of certain deferred tax liabilities. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002 and 2003 and the cyclical nature of the industry which make projections of industry trends difficult. While the Company has sufficient net operating loss carry-forwards (NOL’s) to offset federal taxable income for regular tax purposes, the Company’s use of its NOL’s for AMT purposes are limited to 90% of its AMT income (AMTI). Therefore, the Company expects to pay AMT of approximately 20% on the remaining AMTI, resulting in an approximate effective tax rate of 2% on domestic taxable income, in addition to certain miscellaneous state taxes. However, at such time the Company is able to determine if it is more likely than not that it will be able to utilize its net operating losses, the reserve against the net deferred tax asset would be reversed. As of December 31, 2005, APT has federal and state net operating loss carry forwards of $3.5 million and $4.8 million, respectively, with $2.3 million recorded through income and $1.2 million to be recorded through additional paid in capital, which expire beginning in years 2020 through 2023.

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

                Gross Profit. Our gross profit margin was 36.0% in 2004 compared to 31.7% in 2003, or an increase of 4.3%. Included in our costs of goods sold in 2004 and 2003 was $1.1 million of amortization of technology rights assets. Increased production volumes and the resulting increased factory utilization at all of our domestic facilities resulted in improved factory overhead absorption in 2004 compared to 2003. Our Bend wafer production increased by over 60% in 2004 from 2003, contributing approximately 3.7% to our improved gross margin. While our Santa Clara facility production volume also increased, it was offset by higher costs associated with the acceleration of a production ramp-up for a major RF customer and a less profitable overall product mix. The overall impact of the Santa Clara facility contributed a slight decline to consolidated gross margin. During 2004 we idled our wafer fabrication facility in Montgomeryville, Pennsylvania as we moved the production of these wafers to our Bend, Oregon facility, resulting in lower manufacturing spending at the Pennsylvania location. The lower manufacturing costs at our Montgomeryville, Pennsylvania facility contributed to a slight increase to consolidated gross margin, essentially offsetting the decline from Santa Clara. During 2004 we also completed a reduction in work force at our Bordeaux, France facility and moved more of the production to lower cost subcontractors. At the volumes experienced in 2004, this did not have a significant impact on consolidated gross margin.

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

 Selling, General and Administrative Expense. Our selling, general and administrative expenses totaled $16.9 million in 2004 compared to $14.8 million in 2003, or approximately 24.8% and 30.2% of revenue in 2004 and 2003, respectively. The increase in expenses over the prior year is partially attributable to higher legal costs in connection with a patent litigation matter. In 2004 these legal expenses were $2.0 million, compared to $1.1 million in 2003. As previously announced in June, 2004, the United States District Court of the Northern District of California has granted summary judgment in favor of APT, dismissing IXYS Corporation’s claims of patent infringement against APT. Therefore our legal costs decreased substantially in the second half of 2004. A portion of the increase over 2003 was also due to additional sales commission expense of $495,000 on higher overall revenue and higher payroll costs of $620,000 primarily due to the management cash bonus incentive plan.

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

The total severance related charges recognized in 2004 and 2003 were $103,000 and $295,000, respectively. The severance charges related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities. The building purchase was reported as an asset held for sale and sold in September 2005, as APT no longer required the space. In accordance with SFAS 144, an asset held for sale is carried at estimated net fair value. As such, APT recorded an impairment charge for the building of approximately $80,000 and $350,000 in 2004 and 2003, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. The net carrying value of the building as of December 31, 2004 was approximately $930 and is included as a component of other current assets. Additional restructuring costs of $375,000 associated with costs to exit certain production activities were also recognized in 2004. The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

In-Process Research and Development Charges. Total in-process research and development charges for 2004 were $170,000, which related to our acquisition of the assets of Zeus Semiconductor, Inc. See Note (4)(a) of the consolidated financial statements for more information on the acquisition.

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

                Income Taxes. In 2004, the Company recorded a tax expense of $82,000, for an effective rate of 2.6%. The Company recorded a full valuation allowance against its remaining net deferred tax assets in the fourth quarter of 2003. In assessing the valuation of deferred tax assets, SFAS No. 109 “Accounting for Income Taxes,” requires a more likely than not standard. The ultimate realization of deferred tax assets is dependent on the generation of future domestic taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although the Company anticipates future long term profitability, SFAS No. 109 requires that recent historical operating performance weigh more heavily in assessing the valuation of deferred tax assets. The more likely than not assessment was principally based upon the losses generated during 2002 and 2003 and the cyclical nature of the industry which make projections of industry trends difficult. As of December 31, 2004, APT had federal and state net operating loss carry forwards of $3.0 million and $4.4 million, respectively, which expire beginning in years 2020 through 2023.

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

Operating Cash Flows: In 2005, we generated approximately $5.8 million from operating activities. This resulted from our net loss of $4.7 million offset by non-cash charges for depreciation, amortization, and provisions totaling $4.9 million, in process research and development costs of $4.9 million, the loss on disposal of property and equipment of $88,000, and a net increase in working capital of $544,000. Our collections from customers were approximately $63.6 million in 2005 compared to $65.4 million in 2004. Accounts receivable was higher at year end for 2005 compared to year end 2004, reflecting higher fourth quarter 2005 revenue compared to fourth quarter 2004 revenue. The higher accounts receivable was offset by a decrease in inventory and prepaid expenses and other assets and an increase in accounts payable balances.

Investing Cash Flows: In 2005, we used $8.6 million in investing activities which primarily consisted of our acquisition of PowerSicel, Inc. and the net purchases from the sale and purchase of marketable securities of $2.4 million, partially offset by the net proceeds of $0.9 million from the sale of a building at our Santa Clara, California facility, as explained further in Note (3) of the consolidated financial statements of this Form 10-K. The acquisition of PowerSicel consumed approximately $5.0 million of cash and direct costs during the period, net of $460,000 cash acquired. In addition, we issued APT stock options valued at $570,000 for the acquisition. We also purchased $2.1 million of property, plant, and equipment in  2005, compared to $3.7 million in 2004. The decrease in the purchase of property, plant, and equipment in 2005 was primarily due to expenditures in 2004 for the expansion of our wafer fabrication facility at our Bend, Oregon plant.

Financing Cash Flows: In 2005, we generated approximately $747,000 from financing activities, which primarily consisted of proceeds from the exercise of stock options.

As of December 31, 2005, we had $36.0 million in working capital. Our trade accounts receivable balance was $11.4 million reflecting a days sales outstanding ratio of 60 days, compared to trade accounts receivable of $10.0 million at December 31, 2004, reflecting a days sales outstanding ratio of 47 days. Based on the geographic mix of our customers and the credit terms we extend, management expects our days sales outstanding ratio to range from 50 to 60 days. Our inventory balance was $12.9 million reflecting inventory turns of 3.2 times per year, compared to an inventory balance of $14.6 million at December 31, 2004 and inventory turns of 3.2 times per year. The Company continues to pursue actions to monitor inventory levels and improve inventory turns. The calculations above are based on yearly average balances of trade accounts receivable and inventory.

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

We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and our line of credit with Silicon Valley Bank. As of December 31, 2005, APT had $17.3 million in cash and cash equivalents and available-for-sale securities. APT’s investment policy is to invest in short term, high-grade liquid investments with the goal of capital preservation. APT’s ability to generate positive cash flow from operations may be affected by market conditions as well as other risk factors described below. We expect from time to time to evaluate potential acquisitions and equity investments complementary to our market strategy. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or to fund our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital we cannot be certain that we will be able to obtain such financing on terms favorable to us, or at all.

Off Balance Sheet Arrangements & Commitments

As of December 31, 2005 and 2004 the Company did not have any unconsolidated entities or off balance sheet financial arrangements, guarantees or similar commitments with such entities. A summary of the Company’s contractual obligations and commitments as of December 31, 2005 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

	Payments due by period
	Total	Less than one year	1-3 Years	3-5 years	More than 5 years

Long term debt	$—	$—	$—	$—	$—
Operating leases	5,278	1,210	2,214	1,716	138
Capital leases	—	—	—	—	—
Purchase obligations	14,522	8,894	4,909	442	277
Other long term liabilities	—	—	—	—	—
Total contractual obligations	$19,800	$10,104	$7,123	$2,158	$415

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”, see Note 1(k) in the notes to the consolidated financial statements for further discussion.

In November 2004, the FASB issued (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company early adopted SFAS 151 in the second quarter of 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for the Company for the year ended December 31, 2005. FIN 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in Note 14 of Notes to Consolidated Financial Statements and as listed in Item 15 of Part IV of this Report.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting. Our management used the framework Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform the evaluation. Based on that evaluation our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report. KPMG LLP also performed an audit of our financial statements as of December 31, 2005 and provided their report thereon. A copy of both reports is included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

The following table and subsequent paragraphs provide information about each member of our Board of Directors. There are no family relationships among any of the directors and executive officers of Advanced Power Technology, Inc.

Director	Age	Director Since

Patrick P.H. Sireta	60	1995
Robert C. Pearson	70	2000
James E. Petersen	66	1995
Douglas S. Schatz	60	1995
Alfred J. Stein	73	2000
Ronald F. McKenna	65	2004

Patrick P.H. Sireta. Mr. Sireta joined APT as its President and Chief Executive Officer in 1985, and was named Chairman of the Board in 1995. Before joining APT, Mr. Sireta held several positions with Texas Instruments, including Financial Director, Texas Instruments France; General Manager, Texas Instruments Portugal; General Manager, Texas Instruments France; and Vice President and General Manager, CMOS Division, Texas. He holds a Master’s Degree in Engineering from Ecole Centrale de Paris and a Ph.D. in Statistics from Paris University.

Robert C. Pearson. Mr. Pearson was elected as a Director in August 2000. He has over 30 years of financial experience in the semiconductor and high technology industry. Mr. Pearson is currently a Senior Vice President with Renaissance Capital Group, Inc., an investment advisor. Mr. Pearson held several positions with Texas Instruments during his 25-year tenure, including Vice President-Finance from 1982 to 1985. In addition, Mr. Pearson currently serves as Director of two private company and the following public companies: Laserscope Inc., Global Axcess Corp, Simtek Corporation, and Caminosoft, Inc.

James E. Petersen. Mr. Petersen was elected as a Director in 1995. He also serves as outside general counsel to APT. Mr. Petersen is a partner with the firm of Karnopp Petersen, LLP, of Bend, Oregon. Mr. Petersen also serves as a Director of Cascade Bancorp, a public bank holding company. Mr. Petersen received his BA Degree and Juris Doctor from the University of Oregon.

Douglas S. Schatz. Mr. Schatz was elected as a Director in 1995. He is a co-founder and has been the Chairman of the Board of Advanced Energy Industries, Inc. since its incorporation in 1981. He was also Chief Executive Officer through 2005, and until July 1999, he served as President of Advanced Energy Industries, Inc. In March 2001, he was reappointed as President. From September 2002 until February 2003, he served as interim Chief Operating Officer.

Alfred J. Stein. Mr. Stein was elected as a Director in December 2000. He has over 40 years of executive management experience in the semiconductor and high technology industry. Mr. Stein served as Chairman of the Board and Chief Executive Officer of VLSI Technology from 1982 until its acquisition by Philips Electronics in 1999. Mr. Stein has served on the Board of Directors of Applied Materials, Radio Shack, and also as the Chairman of the Board for the Semiconductor Industry Association. He currently serves on the Board of two other public companies and three private companies.

Ronald F. McKenna. Mr. McKenna was elected as a Director in 2004. Mr. McKenna served as President of Hamilton Sundstrand from 1999 through 2004 and Chairman of the Board for the year 2005. Hamilton Sundstrand is a major and multi-billion dollar division of United Technologies Corporation (UTC). He directed Hamilton Sundstrand’s worldwide operations, including its aerospace and industrial businesses. In 1995 he became vice president of Aerospace Business Development. In 1996, he was appointed corporate executive vice president and chief operating officer, Aerospace, for Sundstrand. Upon the 1999 acquisition of Sundstrand by United Technologies, he became President of Hamilton Sundstrand. Mr. McKenna is also on the board of directors for Crane Co, a diversified manufacturer of engineered industrial products. Mr. McKenna earned a bachelor’s degree in mechanical engineering from Farleigh Dickinson University in 1962, a master’s degree in mechanical engineering from the University of Southern California in 1966, and a master’s in business administration from Northern Illinois University in 1973.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Position

Patrick P.H. Sireta	60	President, Chief Executive Officer and Chairman of the Board of Directors
Russell J. Crecraft	45	Executive Vice President & Chief Operating Officer
Greg M. Haugen	49	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Thomas A. Loder	51	Vice President, Sales and Marketing
Dah Wen Tsang	58	Vice President, Engineering and Research and Development
Charles C. Leader, III	54	Vice President & General Manager, APT RF Military, Avionics and Radar Products
George J. Krausse, III	60	Vice President, Commercial RF Products

Patrick P.H. Sireta. Information concerning Mr. Sireta is included under Directors above.

Russell J. Crecraft. Mr. Crecraft was appointed Executive Vice President & Chief Operating Officer in May 2004. Prior to that he served as Vice President & Chief Operating Officer, Discrete Power Products since 2003, Vice President & Chief Operating Officer, Power Products since 2002 and Vice President of Manufacturing Operations since 1995. He joined APT in 1986, and held several supervisory positions in product management and assembly/test operations. Prior to joining APT, he worked with Texas Instruments where he held product engineering and management positions. Mr. Crecraft has a BSEE in Electrical Engineering from Texas A&M University.

Greg M. Haugen. Mr. Haugen was appointed Vice President, Finance and Administration, Chief Financial Officer and Secretary in 1995. Mr. Haugen joined APT in 1985. Prior to joining APT, he worked for the accounting firm of KPMG LLP and was on the corporate accounting staff of Evans Products Company. Mr. Haugen graduated with a BS Degree from Lewis and Clark College and has passed the CPA examination.

Thomas A. Loder. Mr. Loder was appointed Vice President, Sales and Marketing in 1999. Mr. Loder joined APT in 1988 as Regional Sales Manager for the southern U.S., and subsequently served as Worldwide Sales Manager, Vice President of Marketing and Sales and Vice President, Discrete Power Products. Prior to joining APT, Mr. Loder was Area Sales Manager for Unitrode Corporation, Regional Sales Manager for Silicon General and ION Associates, Product Sales Manager for Elmwood Sensors, and Branch Manager for Newark Electronics. Mr. Loder has a BA in Biology from Brown University.

Dah Wen Tsang. Dr. Tsang was appointed Vice President, Engineering and Research and Development in 1987. Previously, he was Director of Research at Theta-J, and worked in Hewlett-Packard’s power MOSFET program. Dr. Tsang’s papers have been published by technical journals, including the Journal of Applied Physics and IEEE Transactions. Dr. Tsang has BES and MS Degrees from Brigham Young University, and a Ph.D. from the University of California at Berkeley.

Charles C. Leader, III. Mr. Leader has served as Vice President for APT’s Military, Avionics and Radar Products group since February 2003. He is responsible for APT’s operations located in Santa Clara, California which serves both the commercial and military markets with VHF, UHF and microwave power transistors and assemblies. Prior to his current responsibilities, Mr. Leader served as Vice President of Operations for GHz Technology, acquired by APT in February 2001. Mr. Leader formerly served in various senior management positions with Agilent Technologies and Hewlett Packard Corporation including operations in California and Asia Pacific. He holds a BSBA in Operations Research from Arizona State University.

George J. Krausse, III. George Krausse joined Advanced Power Technology in January 2004, as Vice President, Commercial RF Products. Prior to that, he founded Directed Energy Inc (DEI) in 1985 and served as DEI’s Chief Technical Officer until becoming its President in 2003. From 1972 to 1985 he worked at the Los Alamos National Laboratory as senior technologist and from 1965 to 1972 served in the United States Air Force. Mr. Krausse authored a number of technical papers and made several inventions which have been patented, all primarily in the fields of RF devices and RF amplifiers.

Code of Ethics

The Company has adopted a code of ethics that applies to all its directors, officers, employees and representatives.

This code is publicly available on the Company’s website at www.advancedpower.com. Amendments to the code of ethics and any grant of waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (Reporting Persons), to file initial reports of ownership and changes in beneficial ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission and the NASDAQ Stock Market, Inc. Copies of these reports are also required to be delivered to the Company.

To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from certain Reporting Persons, during the year ended December 31, 2004, all of the Reporting Persons complied with applicable Exchange Act filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table contains information in summary form concerning the compensation paid to our chief executive officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2005 (Named Executive Officers).

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	(1) All Other Compensation ($)

Patrick P.H. Sireta,* Chairman, President and CEO	2005 2004 2003	$211,412	$53,769	— — —	$255
		215,919 204,533	123,849 9,509		303 307
Russell J. Crecraft,* Executive VP & Chief Operating Officer	2005 2004 2003	158,450 154,611 133,957	22,549 51,637 3,703	— — —	248 287 281
Dah Wen Tsang,* VP, Engineering, Research & Development	2005 2004 2003	142,070 144,692 133,354	20,036 47,780 3,686	— — —	224 271 281
Charles C. Leader, III, VP, Military, Avionics and Radar Products	2005 2004 2003	150,462 150,690 143,111	17,082 33,466 1,914	5,000 5,000 10,000	234 271 262
Greg M. Haugen,* VP, Finance and Administration, Chief Financial Officer and Secretary	2005 2004 2003	133,178 133,388 121,760	19,000 44,122 3,370	— — —	206 249 255

* Denotes Named Executive Officer who was part of the 1995 and 1998 management buyout.

(1)          Consists of term life insurance premiums paid by APT for the executive’s benefit.

Employment Agreements and Other Arrangements

We have entered into employment agreements with each of our executive officers, under which each officer can be dismissed without cause, with severance pay equal to one month’s salary. These agreements obligate each officer other than Thomas Loder to not compete with us for a period of 18 months after termination.

Stock Option Grants in Fiscal 2005

Due to the fact that the Named Executive Officers who participated in the 1995 and 1998 management buyout (denoted by * above) collectively own a significant percentage of the Company’s outstanding shares of Common Stock, (see “Security Ownership of Certain Beneficial Owners and Management”) they do not participate in the Company’s long-term stock-based incentive compensation programs. Only one of the other Named Executive Officers above was not part of the 1995 and 1998 management buyout. Stock option grant activity for this officer in 2005 is shown in the table below.

Options Granted
	Number of					Potential Realizable Value at
	Securities	Percentage of		Market		Assumed Annual Rates of Stock
	Underlying	Total Options		Price on		Price Appreciation for Option
	Options	Granted to	Exercise	Date of		Term
	Granted	Employees in	Price (Per	Grant (Per	Expiration
Name	(Shares)	Fiscal 2005	Share)	Share)	Date	5%	10%

Charles C. Leader, III	5,000	2.50%	$7.30	$7.30	3/23/2015	$22,955	$58,172

Aggregate Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

The following table provides summary information, as to the Named Executive Officers, concerning stock options exercised during 2005 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Shares		Number of Securities Underlying Options at		Value of Unexercised In-the-Money Options at
	Acquired on	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick P.H. Sireta	—	$—	—	—	$—	$—
Russell J. Crecraft	—	—	—	—	—	—
Dah Wen Tsang	—	—	61,405	—	750,983	—
Charles C. Leader, III	—	—	54,760	12,440	339,256	102,162
Greg M. Haugen	—	—	—	—	—	—

(1)           The value of unexercised in-the-money options is calculated based on the closing price of our Common Stock on December 31, 2005, $13.63 per share. Amounts reflected are based on the assumed value minus the exercise price and do not necessarily indicate that the optionee sold such stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our Common Stock as of February 21, 2006, by:

•                  each person or group of affiliated persons known by us to own beneficially more than 5% of the outstanding shares of our Common Stock;

•                  each of our directors;

•                  each of our executive officers; and

•                  all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Shares Acquirable Within 60 Days (3)	Total Beneficial Ownership	Percentage of Shares Beneficially Owned (4)

Directors and Executive Officers
Patrick P.H. Sireta (5)	2,124,531	—	2,124,531	19.2%
Russell J. Crecraft	369,800	—	369,800	3.3
Greg M. Haugen	386,500	—	386,500	3.5
Thomas A. Loder	360,000	32,535	392,535	3.6
Dah Wen Tsang	364,400	61,405	425,805	3.9
Charles C. Leader, III	—	55,760	55,760	*
George J. Krausse, III	—	—	—	*
Robert C. Pearson	9,000	55,000	64,000	*
James E. Petersen	8,750	58,000	66,750	*
Douglas S. Schatz (6)	138,000	55,000	193,000	1.7
Alfred J. Stein	10,000	54,038	64,038	*
Ronald F. McKenna	10,610	30,500	41,110	*

All directors and executive officers as a group (12 persons, consisting of 7 officers and 5 non-employee directors)	3,781,591	402,238	4,183,829	37.8%

5% Shareholders
Microsemi Corporation (7) 2381 Morse Avenue Irvine, California 92614	3,664,831	—	3,664,831	33.1
Dimensional Fund Advisors, Inc. (8) 1299 Ocean Avenue, 11th floor Santa Monica, California 90401	662,236	—	662,236	6.0

*                                         Less than 1% of the outstanding Common Stock.

(1)          Unless otherwise indicated, the address of each beneficial owner listed is c/o Advanced Power Technology, Inc., 405 SW Columbia Street, Bend, Oregon 97702.

(2)          For each person, the “Number of Shares Beneficially Owned” column may include shares of Common Stock attributable to the person because of that person’s voting or investment power or other relationship.

(3)          The number of shares of Common Stock beneficially owned by each person is determined under rules promulgated by the Securities and Exchange Commission. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has or shares voting or investment power, plus any shares that the person may acquire within 60 days, including through the exercise of stock options. As such, beneficial shares in the table above include those shares covered by stock options that may be exercised within 60 days of February 21, 2006. Unless otherwise indicated, each person in the table has sole voting and investment power over the shares listed. The inclusion in the table of any shares, however, does not constitute an admission of beneficial ownership of those shares by the named shareholder.

(4)          The percent ownership for each shareholder on February 21, 2006 is calculated by dividing (1) the total number of shares beneficially owned by the shareholder plus any shares acquirable within 60 days after February 21, 2006 by (2) 11,056,852 shares, the number of shares of our Common Stock outstanding on February 21, 2006.

(5)          Mr. Sireta owns 900,000 of his shares through Sireta, LLC.

(6)          138,000 of these shares are beneficially owned by Advanced Energy Industries, Inc. Mr. Schatz is the Chairman of the Board of Advanced Energy Industries, Inc. and may be deemed to share voting or investment control with respect to these shares. Mr. Schatz disclaims beneficial ownership of such shares.

(7)          The information as to beneficial ownership is based on a Schedule 13D filed with the Securities and Exchange Commission by Microsemi Corporation on January 5, 2006, reflecting its beneficial ownership of Common Stock as of December 31, 2005. The Schedule 13D states that Microsemi Corporation has shared voting power with respect to 3,664,831 shares of Common Stock as such shares are covered by voting agreements in the merger agreement between APT and Microsemi Corporation, dated November 2, 2005. Microsemi does not have any dispositive power with respect to the shares. Each of the stockholders covered by the voting agreements has agreed to vote all shares of APT common stock in favor of the merger and has also agreed not to solicit any proposals or offers relating to any other merger or business combination. For more information on the proposed merger, see Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K.

(8)          The information as to beneficial ownership is based on a Schedule 13G filed with the Securities and Exchange Commission by Dimensional Fund Advisors, Inc. on February 6, 2006, reflecting its beneficial ownership of Common Stock as of December 31, 2005. The Schedule 13G states Dimensional Fund Advisors, Inc. has sole voting power with respect to 662,236 shares of Common Stock and sole dispositive power with respect to 662,236 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2005, 2004, and 2003, revenue from Advanced Energy Industries, Inc. was approximately $3.9 million, $6.6 million, and $4.5 million, respectively and accounted for 6.1%, 9.7%, and 9.3%, respectively of our net revenues. Douglas Schatz, who is Chairman of the Board and a substantial shareholder of Advanced Energy Industries Inc., serves as a director of the Company, and beneficially owns approximately 1.7% of our outstanding Common Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid

The following table presents the aggregate fees billed for services rendered by KPMG LLP for the fiscal years ended December 31, 2005 and 2004 were as follows:.

	Years ended December 31,
	2005	2004

Audit Fees	$506,000	$587,000
Audit Related Fees	15,000	14,000
Tax Fees	—	34,000
All Other Fees	—	—
Total	$521,000	$635,000

Audit Fees: Audit fees consisted of professional services in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively and the reviews of the financial statements included in the Company’s Form 10-Qs for the 2005 and 2004 fiscal quarters. The audit fees also include additional audit procedures required under Section 404 of the Sarbanes-Oxley Act of 2002, which was effective for the Company as of year end 2004, and fees related to other regulatory filings.

Audit Related Fees: Audit related fees consisted of fees for the audit of the financial statements of our employee benefit plan.

Tax Fees: Tax fees consist of professional fees for tax compliance and advisory services.

All Other Fees: During the years presented, no other fees were paid by the Company to KPMG LLP.

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent registered public accounting firm. Management may not engage the independent auditors to render any audit or non-audit service unless the service is approved in advanced by the Audit Committee.

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

2.4

Merger Agreement dated November 2, 2005 between Microsemi Corporation, a Delaware corporation (“Microsemi”) and its newly formed, wholly-owned subsidiary, APT Acquisition Corp., a Delaware corporation (“Merger Subsidiary”) and Advanced Power Technology, Inc., a Delaware corporation, incorporated by reference to Exhibits to the 10-Q filed November 9, 2005.

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

Exhibit Number	Description
4.5	Form of Common Stock Purchase Warrant between Advanced Power Technology, Inc. and Mark Gates, incorporated by reference to Exhibits to the 8K filed January 25, 2002.

10.1*	Stock Option Plan dated December 31, 1995, as amended, incorporated by reference to Exhibits to the S-1.

10.2*	Employment Agreement: Patrick P.H. Sireta, incorporated by reference to Exhibits to the S-1.

10.3*	Employment Agreement: Russell J. Crecraft, incorporated by reference to Exhibits to the S-1.

10.4*	Employment Agreement: Greg M. Haugen, incorporated by reference to Exhibits to the S-1.

10.6*	Employment Agreement: Thomas A. Loder, incorporated by reference to Exhibits to the S-1.

10.7*	Employment Agreement: Dah Wen Tsang, incorporated by reference to Exhibits to the S-1.

10.71**	Lock-up Agreement pursuant to Microsemi Merger Agreement: Patrick P.H. Sireta.

10.72**	Lock-up Agreement pursuant to Microsemi Merger Agreement: Russell J. Crecraft.

10.73**	Lock-up Agreement pursuant to Microsemi Merger Agreement: Greg M. Haugen.

10.74**	Lock-up Agreement pursuant to Microsemi Merger Agreement: Thomas A. Loder.

10.75**	Lock-up Agreement pursuant to Microsemi Merger Agreement: Dah Wen Tsang.

10.76**	Non-Competition Agreement pursuant to Microsemi Merger Agreement: Patrick P.H. Sireta.

10.8	Lease Agreement between Shevlin No. One and Advanced Power Technology, Inc. dated as of March 21, 1985, as amended, incorporated by reference to Exhibits to the S-1.

10.9	Commercial Lease between Glassow Ventures, L.L.C. and Advanced Power Technology, Inc. dated March 6, 1996, incorporated by reference to Exhibits to the S-1.

10.11†	Manufacturing Agreement by and between Siemens AG and Advanced Power Technology, Inc. dated October 14, 1997, incorporated by reference to Exhibits to the S-1.

10.12†

Agreement for Wafer Production and Testing by and between Advanced Power Technology, Inc. and Siemens Aktiengesellschaft dated February 11, 1998, as amended, incorporated by reference to Exhibits to the S-1.

10.19	Agreement for Wafer Production and Testing between APT and Episil Technologies, Inc., incorporated by reference to Exhibits to the 10Q for the third quarter of 2001.

10.20*	Employment Agreement: George J. Krausse, III, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.
10.21	Amendments to Stock Option Plan dated December 31, 1995, as amended, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.
10.22	Amendments to Lease Agreement between Shevlin No. One and Advanced Power Technology, Inc. dated as of March 21, 1985, as amended, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.

10.23†

North America Distributor Agreement between Richardson Electronics, Ltd. and Advanced Power Technology, Inc. dated as of August 1, 2002, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.

10.24†	Amendment to Manufacturing Agreement by and between Siemens AG and Advanced Power Technology, Inc. dated October 14, 1997, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.
10.25†	Amendments to Agreement for Wafer Production and Testing by and between Advanced Power Technology, Inc. and Siemens Aktiengesellschaft dated February 11, 1998, as amended.

10.26†	Document of Understanding between Advanced Energy Industries, Inc. and Advanced Power Technology, Inc. dated January 15, 2001, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.

10.27†	Supply Contract between Siltronic Corporation and Advanced Power Technology, Inc. dated September 15, 2004.

10.28†	Subcontract Agreement between Team Pacific Corporation and Advanced Power Technology, Inc. dated January 26, 2000, as amended, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.

10.29†	Worldwide Distributor Agreement between Future Electronics and Advanced Power Technology, Inc. dated as of October 30, 2003, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.

10.30	Lease Agreement between 3000 Oakmead Village Drive, LTD and GHz Technology, Inc. dated as of June 17, 1991, as amended, incorporated by reference to Exhibits to the 10-K filed March 8, 2005.
10.31

Loan and Security Agreement between Silicon Valley Bank and Advanced Power Technology, Inc., Advanced Power Technology RF, Inc., Advanced Power Technology Colorado, Inc., and Advanced Power Technology RF-Pennsylvania, Inc. dated as of March 31, 2005, incorporated by reference to Exhibits to the 8K filed April 4, 2005.

10.32*	Incentive Bonus Plan of Advanced Power Technology, Inc., incorporated by reference to Exhibits to the 8K filed April 7, 2005.

10.33*	Summary of Non-Employee Director Compensation of Advanced Power Technology, Inc., incorporated by reference to Exhibits to the 8K filed April 7, 2005.

10.34†	Supply Contract between Siltronic Corporation and Advanced Power Technology, Inc. dated April 26, 2005, incorporated by reference to Exhibits to the 8K filed April 29, 2005.

10.35	2005 Equity Incentive Plan dated May 3rd, 2005, incorporated by reference to Exhibits to the 8K filed May 6, 2005.

10.36†	Agreement for Wafer Production between CSMC Manufacturing Co., Ltd. And Advanced Power Technology, Inc. dated June 22, 2005, incorporated by reference to Exhibits to the 8K filed June 28, 2005.

Exhibit Number	Description
10.37†

Amendment dated September 9, 2005, to Agreement for Wafer Production and Testing by and between Advanced Power Technology, Inc. and Siemens Aktiengesellschaft dated February 11, 1998, as amended, incorporated by reference to Exhibits to the 8K filed September 15, 2005.

10.38

Manufacturing Services Agreement between Semiconductor Assembler & Manufacturer Sdn Bhd and Advanced Power Technology, Inc. dated November 1, 2005, incorporated by reference to Exhibits to the 8K filed November 2, 2005.

10.40†	Supply Contract between Siltronic Corporation and Advanced Power Technology, Inc. dated December 30, 2005, incorporated by reference to Exhibits to the 8K filed January 6, 2006.

21.1**	Subsidiaries of Advanced Power Technology, Inc.

23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31**	Rule13a-14(a)/15d-14(a) Certifications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                                          Confidential treatment has been requested with respect to certain portions of these agreements. The omitted portions have been filed separately with the Securities and Exchange Commission.

*                                         This Exhibit constitutes a management contract or compensatory plan or arrangement.

**           Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2006.

ADVANCED POWER TECHNOLOGY, INC.
By:	/s/ GREG M. HAUGEN
Greg M. Haugen
Vice President, Finance and Administration, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

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
Ronald F. McKenna

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Advanced Power Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Power Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Power Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Power Technology Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Advanced Power Technology, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanced Power Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanced Power Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Advanced Power Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Advanced Power Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Power Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 1, 2006

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$2,127	$4,149
Short-term investments in available-for-sale securities	15,150	11,675
Accounts receivable, net	11,403	10,044
Inventories, net	12,893	14,647
Prepaid expenses and other current assets	1,116	2,196
Total current assets	42,689	42,711
Property and equipment, net	10,544	11,357
Long-term investments in available-for-sale securities	—	1,000
Other assets	58	110
Intangible assets, net	6,806	7,734
Goodwill	15,570	15,570
Total assets	$75,667	$78,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,745	$4,143
Accrued expenses	2,913	2,193
Total current liabilities	6,658	6,336
Other long term liabilities	239	108
Total liabilities	6,897	6,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01, 19,000,000 shares authorized; 11,109,079 shares issued and 10,992,229 outstanding in 2005, 10,804,620 shares issued and 10,687,770 outstanding in 2004	111	108
Additional paid-in capital	90,462	89,138
Treasury stock, at cost, 116,850 shares in 2005 and 2004	(1,761)	(1,761)
Deferred stock compensation	(26)	—
Accumulated other comprehensive income	638	545
Accumulated deficit	(20,654)	(15,992)
Total stockholders’ equity	68,770	72,038
Total liabilities and stockholders’ equity	$75,667	$78,482

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenue, net	$64,976	$67,837	$48,892
Cost of goods sold	43,339	42,326	32,262
Amortization of technology rights and other charges	1,076	1,086	1,118
Total cost of goods sold	44,415	43,412	33,380
Gross profit	20,561	24,425	15,512
Operating expenses:
Research and development	4,943	3,804	3,001
Selling, general and administrative	15,399	16,855	14,763
Restructuring charges	196	558	645
In-process research and development charges	4,868	170	—
Total operating expenses	25,406	21,387	18,409
Income (loss) from operations	(4,845)	3,038	(2,897)
Other income (expense), net:
Interest income, net	320	209	217
Other (expense), net	(107)	(109)	(29)
Total other income	213	100	188
Income (loss) before income taxes	(4,632)	3,138	(2,709)
Income tax expense	30	82	621
Net income (loss)	$(4,662)	$3,056	$(3,330)

Net income (loss) per share:
Basic	$(0.43)	$0.29	$(0.32)
Diluted	(0.43)	0.27	(0.32)
Weighted average number of shares used in the computation of net income (loss) per share:
Basic	10,774	10,620	10,410
Diluted	10,774	11,202	10,410

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	10,503,219	$105	(108,857)	$(1,700)	$88,490	$(171)	$166		$(15,718)	$71,172
Exercise of stock options	33,496	—	—	—	75	—	—		—	75
Exercise of stock warrants	43,215	1	(7,993)	(61)	60	—	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	150	—		—	150
Net loss	—	—	—	—	—	—	—	$(3,330)	(3,330)	(3,330)
Unrealized loss on investments	—	—	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	—	—	146	146	—	146
Comprehensive loss								$(3,187)
Balance, December 31, 2003	10,579,930	106	(116,850)	(1,761)	88,625	(21)	309		(19,048)	68,210
Exercise of stock options	224,690	2	—	—	507	—	—		—	509
Stock compensation	—	—	—	—	6	—	—		—	6
Amortization of deferred stock compensation	—	—	—	—	—	21	—		—	21
Net income	—	—	—	—	—	—	—	$3,056	3,056	3,056
Unrealized loss on investments	—	—	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	—	—	239	239	—	239
Comprehensive income								$3,292
Balance, December 31, 2004	10,804,620	108	(116,850)	(1,761)	89,138	—	545		(15,992)	72,038
Exercise of stock options	304,459	3	—	—	746	—	—		—	749
Issuance of stock options for acquisition	—	—	—	—	570	—	—		—	570
Stock compensation	—	—	—	—	8	—	—		—	8
Deferred stock compensation due to acquisition	—	—	—	—	—	(66)	—		—	(66)
Amortization of deferred compensation	—	—	—	—	—	40	—	—	40
Net loss	—	—	—	—	—	—	—	$(4,662)	(4,662)	(4,662)
Unrealized gain on investments	—	—	—	—	—	—	3	3	—	3
Foreign currency translation	—	—	—	—	—	—	90	90	—	90
Comprehensive loss		—						$(4,569)	—
Balance, December 31, 2005	11,109,079	$111	(116,850)	$(1,761)	$90,462	$(26)	$638		$(20,654)	$68,770

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Years Ended December 31,
		2005	2004	2003
	Cash flows from operating activities:
	Net income (loss)	$(4,662)	$3,056	$(3,330)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation	3,362	3,193	3,079
	Amortization of intangibles	1,262	1,076	1,077
	Inventory provision	290	807	454
	In-process research and development charges	4,868	170	—
	Net loss on disposal of property and equipment	88	146	4
	Deferred taxes	33	—	846
	Deferred gain on sale-leaseback	(17)	(17)	(17)
	Building impairment charge	—	80	350
	Amortization of deferred stock based compensation	48	27	150
	Amortization of investment discount	4	6	14
	Changes in operating assets and liabilities, net of effects of acquisitions:
	Accounts receivable, net	(1,318)	(2,430)	(526)
	Inventories	1,310	(2,983)	(726)
	Prepaid expenses and other assets	205	301	178
	Accounts payable and accrued expenses	314	262	708
	Net cash provided by operating activities	5,787	3,694	2,261
	Cash flows from investing activities:
	Purchases of available-for-sale securities	(23,101)	(13,360)	(17,350)
	Proceeds from available-for-sale securities	20,625	13,575	18,833
	Acquisitions, net of cash acquired	(4,985)	(231)	—
	Purchase of property and equipment	(2,090)	(3,690)	(4,828)
	Proceeds from sale of property and equipment	924	—	—
	Net cash used by investing activities	(8,627)	(3,706)	(3,345)
	Cash flows from financing activities:
	Payments on capital lease obligations	(2)	(6)	(63)
	Exercise of stock options	749	509	75
	Net cash provided by financing activities	747	503	12
	Effects of exchange rate changes on cash	71	(6)	(22)
	Net change in cash and cash equivalents	(2,022)	485	(1,094)
	Cash and cash equivalents at beginning of year	4,149	3,664	4,758
	Cash and cash equivalents at end of year	$2,127	$4,149	$3,664

	Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:	Interest	$16	$17	$32
	Income taxes	(45)	163	(197)
	Supplemental disclosure of non-cash activities:
	Issuance of stock and options for acquisitions	570	—	—
	Unrealized gain (loss) on short-term and long-term investments	3	(3)	(3)

See accompanying notes to consolidated financial statements.

ADVANCED POWER TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Company Background

We are a leading designer, manufacturer and marketer of high-performance RF and switching power semiconductors. We are primarily focused on the high-power, high-speed segment of the power semiconductor market. Power semiconductors function as power amplifiers and power switches. They increase system efficiency and reliability by precisely managing and regulating electricity and converting it into the form required by electrical and electronic products. Our products permit the design of more compact end products and improve system features and functionality. Our products are found in diverse applications, such as F-22 fighter cockpits, the Boeing 777 back-up power system, the International Space Station, air traffic control radar systems, semiconductor capital equipment, MRI systems, arc welding equipment, industrial lasers, solar power inverters and wireless communications base stations.

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of APT and its wholly-owned subsidiaries, Advanced Power Technology Europe, SAS, Advanced Power Technology RF, Inc., Advanced Power Technology RF Pennsylvania, Inc. and Advanced Power Technology Colorado, Inc. All inter-company balances have been eliminated in the consolidated financial statements.

(c) Revenue Recognition, Sales Returns and Allowances

APT complies with the revenue recognition guidance summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition, corrected copy.” We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. In general, we provide for a one-year repair or replacement warranty on our products. We use independent distributors to sell some of our products. Our distributors have certain stock rotation rights which allow them to rotate, every six months, their products in inventory for a value up to 5% of their purchases over the preceding six month period in exchange for an order of an equal amount of new product. In addition we may elect to give price protections or other allowances to our distributors. Price protections may be offered for distributor inventory on hand when we update our price list. Additional price allowances may be offered to our distributors in certain competitive bidding situations in which we may further discount the price. These price allowances are evaluated as requested by the distributor on a case by case basis. Upon shipment, we record an allowance for the estimated cost that may be incurred for product warranty, sales returns, price allowances and contractual requirements with our distributors based on historical experience. The reserve for warranties and sales returns was $975, $716 and $431 as of December 31, 2005, 2004 and 2003, respectively. The changes in the reserve for warranties and sales returns for the years ended December 31, 2005, 2004, and 2003 are as follows:

	December 31,
	2005	2004	2003

Balance—beginning of year	$716	$431	$351
Provision	3,029	1,626	1,055
Charge offs	(2,770)	(1,341)	(975)
Balance—end of year	$975	$716	$431

(d) Cash Equivalents and Investments

APT classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of U.S. government debt securities and other highly liquid investments with original maturities in excess of three months, but less than one year, as well as other securities available to be used in the normal operating cycle. Long-term investments consist of highly liquid debt securities with maturities greater than one year. Our investment policy establishes a maximum maturity of less than two years for any security in our portfolio. Investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. There were no gross unrealized gains and losses as of December 31, 2005. Total gross unrealized gains and losses as of December 31, 2004 were zero and $3, respectively. The following is a summary of cash, cash equivalents and investments.

	December 31,
	2005	2004

Cash and cash equivalents:
Money market fund	$750	$2,988
Cash	1,377	1,161
Total cash and cash equivalents	$2,127	$4,149

Short-term investments:
Municipal bonds and notes	$15,150	$10,875
Commercial paper	—	800
Total short-term investments	$15,150	$11,675

Long-term investments:
Municipal bonds and notes	—	$1,000
Total long-term investments	—	$1,000

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

	December 31,
	2005	2004	2003

Balance—beginning of year	$192	$213	$70
Provision (reduction)	18	92	243
Charge offs	—	(113)	(100)
Balance—end of year	$210	$192	$213

(f) Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value). Inventory is typically sold to customers with 30-60 day payment terms. The cash flow from the sale of inventory and the change in associated trade receivables is reported in operating cash flows on the statement of cash flow.

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

(h) Goodwill and Intangible Assets

APT values goodwill and intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, the majority of which is estimated at ten years, and evaluated for impairment in accordance with SFAS 144. Amortization of technology rights was $1,262, $1,076, and $1,077 for 2005, 2004, and 2003, respectively. Accumulated amortization of technology rights was $4,292 and $3,030 as of December 31, 2005 and 2004, respectively. Excluding the impact of any future acquisitions, amortization of intangible assets will be approximately $1,150 in 2006 and 2007, and $1,076 in 2008 through 2010.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. APT is currently considered one reporting unit. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We have not recorded any impairment of goodwill in 2005, 2004, or 2003.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. During the fourth quarter of 2003, the Company determined that a full valuation allowance should be recorded against its net deferred tax assets. As of December 31, 2005, the Company still maintains a full valuation allowance against its deferred tax assets, net of certain deferred tax liabilities.

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

On July 22, 2005, the Company announced that it accelerated the vesting of certain unvested stock options awarded to its employees, officers and directors under its stock option plans. The acceleration applies only to those options with an exercise price of $8.00 or greater, which were out-of-the-money at the time of the modification. The closing sales price of APTI stock on the NASDAQ National Market on July 22, 2005 was $7.97. As a result of this action, options to purchase approximately 244,000 shares became exercisable on July 22, 2005. In accordance with APB 25, the modification of these grants did not result in any charge to income 2005. The Company believes that this action will result in lower compensation expense recorded in our results from operations once the provisions of SFAS 123R go into effect beginning January 1, 2006 for APT. The impact of this action was an additional $385 of stock compensation expense in our pro forma disclosures for 2005. The financial impact in 2006, 2007, 2008, and 2009 will be to reduce the compensation expense recorded by $260, $84, $34, and $7, respectively.

APT applies Opinion 25 in accounting for its Plan. Had APT determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, APT’s net income (loss) would have been the pro forma amounts indicated in the table below.

	Years Ended December 31,
	2005	2004	2003

Net income (loss):
As reported	$(4,662)	$3,056	$(3,330)
Add: Stock based compensation included in reported net income (loss)	48	27	150
Deduct: Stock based compensation determined under fair value based method for all awards	(1,370)	(1,170)	(1,822)
Pro forma net income (loss)	$(5,984)	$1,913	$(5,002)

Earnings (loss) per share:
Basic – as reported	$(0.43)	$0.29	$(0.32)
Basic – pro forma	$(0.56)	$0.18	$(0.48)

Diluted – as reported	$(0.43)	$0.27	$(0.32)
Diluted – pro forma	$(0.56)	$0.17	$(0.48)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards anticipated in future years. The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.0 — 4.4%	3.0 - 3.7%	2.6 - 3.2%
Expected dividend yield	0%	0%	0%
Expected life	6.4 - 6.7 years	5 years	5 years
Volatility	68 - 82%	100%	100%

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

Incremental dilutive shares included in the calculation of diluted net income (loss) per share and incremental anti-dilutive shares that were excluded from the calculation of diluted net income (loss) per share for years ended December 31, 2005, 2004 and 2003 are summarized below:

	Years ended December 31,
	2005	2004	2003

Incremental dilutive shares included in diluted net income (loss) per share calculation	—	582,000	—

Anti-dilutive shares excluded from diluted net income (loss) per share calculation	1,198,000	582,000	1,221,000

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

(o) Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management include those related to product returns and warranty obligations, allowance for doubtful accounts, excess and obsolete inventories, income taxes, valuation of intangible assets including goodwill, valuation of long-lived assets, contingencies and litigation, and excess component order cancellation costs.

(p) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of long-term investments approximates fair value based on quoted market rates.

(q) Concentration of Suppliers

APT relies on external subcontractors for the manufacture of wafers and substantially all the assembly and packaging of certain products. The failure to perform by one of these suppliers could have a material impact on APT’s growth and results of operations.

(r) Leases

APT leases its facilities, except for the Montgomeryville, Pennsylvania site, and certain office equipment under non-cancelable operating leases, which expire over the next six years. We record operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term.

(s) Contingencies and Legal Costs

From time to time the Company is involved in various legal matters that arise out of the ordinary conduct of our business, including those related to litigation over intellectual property rights, commercial transactions, contracts, product liability, environmental, safety and health, and employment matters. The Company is not currently involved in any legal proceedings. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. The Company records legal costs associated with litigation as incurred in the period in which the services are provided.

(2) Balance Sheet Components

(a) Inventories

Inventories consist of the following:

	December 31,
	2005	2004

Raw materials	$2,918	$3,003
Work in process	6,840	7,061
Finished goods	3,135	4,583
Inventories, net	$12,893	$14,647

(b) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Property, machinery, furniture and equipment	$28,005	$23,947
Leasehold improvements	2,353	1,219
Assets in process	632	3,185
	30,990	28,351
Less accumulated depreciation and amortization	(20,446)	(16,994)
Property and equipment, net	$10,544	$11,357

(c) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004

Payroll and related liabilities	$486	$361
Vacation accrual	754	693
Income and other taxes payable	74	144
Restructuring reserve	130	60
Reserve for warranty and sales return	975	716
Other	494	219
	$2,913	$2,193

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

2003 Actions

As part of management’s strategic plans, the Company announced in November of 2003 restructuring actions intended to improve manufacturing efficiencies and lower administrative costs. The actions included consolidation of certain administrative functions, rationalization of internal and external assembly and test manufacturing, and the reduction of rent expense through the purchase and resale of one of the two buildings utilized by the Company’s Santa Clara, California subsidiary. These announced actions were in addition to previously disclosed plans to consolidate our wafer fabrication plant in Montgomeryville, Pennsylvania to Bend, Oregon. Total restructuring charges related to these actions announced in 2003 (“2003 Actions”) were $45, $558 and $645 in 2005, 2004 and 2003, respectively.

The total severance related charges in connection with the 2003 Actions recognized in 2005, 2004 and 2003 were $45, $103 and $295, respectively. The severance charges related to already separated personnel and personnel costs associated with benefits expected to be paid upon completion of certain eligible transfer activities.

The building purchase was reported as an asset held for sale and was sold in September of 2005. In accordance with SFAS 144, an asset held for sale is carried at estimated net fair value less selling costs. As such, APT recorded an impairment charge for the building of approximately $80 and $350 in 2004 and 2003, respectively. Fair value was estimated based on comparable sales data of similar commercial space in the area. Net proceeds from the sale of the building were $924, resulting in no gain or loss on the transaction.

Additional restructuring costs of $375 associated with costs to exit certain production activities were also recognized in 2004. The charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs.

The Company estimates that the annual savings from the 2003 Actions are approximately $2.2 million with $1.4 million for cost of goods sold and $800 for selling, general and administrative costs. The cost savings were realized gradually from the inception of the restructuring actions. The savings in cost of goods sold reached the estimated annual run rate of $350 per quarter in the fourth quarter of 2004, and the savings in selling, general and administrative costs reached the full annualized run rate of $200 per quarter in the third quarter of 2004.

2005 Actions

In July 2005, the Company announced that it would continue consolidating manufacturing operations and move certain production activities offshore and that it would disengage from its hermetic package products, a low growth product line currently with onshore production. We estimate that these restructuring actions will be completed by the end of 2006 and will lead to a reduction of approximately 9 percent of our total work force. As a result of restructuring actions, $151of severance pay related charges and $54 of charges for the write-off of inventory related to the discontinued low growth product line was recognized 2005. The inventory write-off of $54 was included in cost of goods sold. Approximately $530 of additional restructuring charges is expected to be recognized as these actions occur. The charges will include severance costs of approximately $405 to be settled in cash, and the non-cash write-off or acceleration of depreciation of certain equipment of approximately $125. Once these restructuring actions are fully completed, we estimate the annual savings will be approximately $800.

See Note 12 of the consolidated financial statements for a 2006 subsequent event regarding further restructuring actions.

The table below summarizes the actual restructuring charges, estimated total charges, and total estimated savings for our each of our restructuring actions.

	Years ended December 31,			Estimated total future	Estimated Annual
Restructuring Action	2005	2004	2003	costs	Savings

2003 Actions					$2,200
Severance-related	$45	$103	$295	$—
Purchase & resale of building	—	80	350	—
Exit certain production activities	—	375	—	—
Total Restructuring Charges for 2003 Actions	$45	$558	$645	—

2005 Actions					$800
Severance-related	$151	$—	$—	$405
Non-cash write-off of inventory, included in cost of goods sold	54	—	—	—
Exit certain production activities	—	—	—	125
Total Restructuring Charges for 2005 Actions	$205	$—	$—	$530
Total Restructuring Charges for All Actions	$250	$558	$645	$530	$3,000

The changes in the reserve for restructuring balance for 2005, 2004 and 2003 are shown in the table below. Certain of the restructuring charges were expensed as incurred and therefore are not included in the provision.

	December 31,
	2005	2004	2003

Balance—beginning of year	$60	$178	$—
Provision	124	191	295
Payments	(54)	(309)	(117)
Balance—end of year	$130	$60	$178

Provision	$124	$191	$295
Direct expenses	72	23	—
Non-cash charges	54	344	350
Total restructuring charges	$250	$558	$645

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

(b) PowerSicel, Inc.

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

The nature of the efforts to develop the in-process technology into commercially viable products principally relate to the completion of all designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including function, features, and technical performance requirements. PowerSicel had one main product group under development at the acquisition date that met the minimum development requirements for IPR&D projects. The project included the commercialization of silicon carbide transistors. The project was approximately 80% complete at the time of the acquisition and was expected to be complete within nine to twelve months. The estimated aggregate cost to complete the project was $260. As of December 31, 2005, we estimate that the project is approximately 85% complete, with estimated remaining spending of $175.

(5) Leases

APT leases its facilities, except for the Montgomeryville, Pennsylvania site, and certain office equipment under non-cancelable operating leases, which expire over the next six years. Rental expense was $1,167, $1,154, and $1,389, for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows as of December 31, 2005:

Years ended December 31:
2006	$1,210
2007	1,160
2008	1,054
2009	875
2010	841
Thereafter	138
Total	$5,278

During 1996, APT sold its fabrication facility in Bend, Oregon for $1,550 and leased it back under a fifteen-year operating lease agreement. The transaction produced a gain of approximately $259 that is being deferred and amortized over the fifteen-year lease period.

(6) Taxes

Domestic and foreign pre-tax income (loss) consists of the following:

	Years Ended December 31,
	2005	2004	2003

Domestic	$(4,696)	$4,048	$(2,026)
Foreign	64	(910)	(683)
	$(4,632)	$3,138	$(2,709)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$(7)	$68	$(186)
State	4	14	(39)
Foreign	—	—	—
	(3)	82	(225)
Deferred:
Federal	7	—	700
State	26	—	146
	33	—	846
Total	$30	$82	$621

The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

	Years Ended December 31,
	2005	2004	2003

Expected income tax expense (benefit)	(34)%	34%	(34)%
Tax-exempt municipal interest	(2)	(2)	(2)
Change in valuation allowance	2	(32)	70
State income taxes, net of federal benefit	—	4	(4)
Non deductible IPR&D charges	36	—	—
Other	(1)	(1)	(7)
Actual income tax (benefit) expense	1%	3%	23%

The income tax effect of temporary differences and carry forwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Reserves and allowances	$1,307	$1,149
Accrued vacation pay	198	177
Net operating loss carry forwards	3,093	3,230
R&E and other credit carry forwards	868	772
Other	94	107
Total gross deferred tax assets	5,560	5,435
Less valuation allowance	(3,492)	(3,020)
Net deferred tax asset	2,068	2,415
Depreciation and amortization differences	(2,215)	(2,415)
Net deferred tax liability	$(147)	$—

The net changes in the valuation allowance for the years ended December 31, 2005, 2004, and 2003, were increases of $472 and $182 and $1,998, respectively. As of December 31, 2005 and 2004, we had a full valuation allowance recorded against our deferred tax assets, net of certain deferred tax liabilities. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $1,242. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

As of December 31, 2005, APT has federal and state net operating loss carry forwards of $3,551 and $4,774, respectively, which expire beginning in years 2020 through 2023. In addition, APT has federal and state research and experimentation credit carry forwards of $924 which expire beginning in years 2019 through 2024. APT also has foreign net operating loss carry forwards for tax purposes available to offset future income of APT Europe of approximately (Euros) EUR3,828 ($4,533) based on the exchange rate as of December 31, 2005; all of which are available indefinitely.

(7) Stockholders’ Equity

(a) Stock Option Plan

The 1995 Stock Option Plan (the Plan) provides for the granting of stock options to employees, directors and consultants to purchase up to 2,400,000 shares of common stock. Options granted under the Plan are generally granted with exercise prices equal to the stock market price on the date of grant, must generally be exercised while the individual is an employee and within ten years of the date of grant. Options granted typically vest at a rate of 20% per year for five years. The 1995 Stock Option Plan expired on December 31, 2005. In 2005, Management proposed, and the board of directors and shareholders approved, the adoption of the 2005 Equity Incentive Plan with a share reserve of 1,500,000 shares. The 2005 Equity Incentive Plan has essentially the same provisions as the 1995 Stock Option Plan: options are generally granted with exercise prices equal to the stock market price on the date of grant, must generally be exercised while the individual is an employee and within ten years of the date of grant, and typically vest at a rate of 20% per year for five years. The plan also allows for the granting of a maximum of 500,000 shares of restricted stock out of the 1,500,000 total authorized shares. As of December 31, 2005 no restricted shares had been granted.

Under the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2005 and 2004 were $5.82 and $7.19, respectively. All options issued in 2004 and 2003 had exercise prices equal to the market price of the stock on the date of grant. The weighted average fair value of options granted during the year ended December 31, 2005 was $7.21 for options with exercise prices that were less than market price of the stock on date of grant and $5.15 for all other options which had exercise prices equal to stock market price at the time of grant. During 2005, 63,525 options were issued with exercise prices that were less than the stock market price on the date of grant in connection with the acquisition of PowerSicel, Inc and the corresponding exchange of outstanding PowerSicel, Inc. options (see Note 4(b)).

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002	1,576,172	$6.61
Granted	54,750	6.79
Exercised	(33,496)	2.26
Forfeited	(10,984)	8.63
Options outstanding at December 31, 2003	1,586,442	6.69
Granted	167,200	9.50
Exercised	(224,690)	2.26
Forfeited	(35,421)	8.61
Options outstanding at December 31, 2004	1,493,531	7.63
Granted	201,327	5.53
Exercised	(304,459)	2.46
Forfeited	(17,488)	9.37
Options outstanding at December 31, 2005	1,372,911	8.44

The following table summarizes information about stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share

$ 1.40-3.60	268,448	2.3	$1.41	263,650	$1.41
3.61-10.80	572,501	7.4	7.60	397,169	7.96
10.81 - 14.40	425,912	5.9	11.82	420,412	11.81
14.41 - 36.00	106,050	5.0	17.17	106,050	17.17
	1,372,911	5.7	8.44	1,187,281	8.69

As of the December 31, 2004 and 2003 there were 1,053,440 and 1,021,753 stock options exercisable with a weighted average exercise price per share of $7.02 and $5.55, respectively.

(b) Warrants

On January 25, 2002 in connection with the purchase of GHz Technology, Inc., APT issued warrants to purchase 5,000 shares of common stock at $1.16 in exchange for an existing outstanding warrant for GHz Technology, Inc. shares. The deemed fair value of the warrant issued was immaterial as determined by applying the Black-Scholes methodology, and was capitalized as part of the acquisition costs. The warrant is exercisable through July 31, 2006. As of December 31, 2005, this is the only warrant outstanding.

(8) Retirement Benefit Plan

APT has a defined contribution 401(k) plan (401k). Employees in the United States who are at least eighteen years old and have six months of service are eligible to participate in the 401k. Participants may defer up to 15% of eligible compensation. The Company’s policy is to match 25% of the employees’ contributions up to 6% of eligible compensation if the Company meets certain performance criteria. During 2005, we contributed $63 to the plan. The Company did not provide any matching contributions to the plan for 2004 and 2003.

(9) Related Party Transactions

The chief executive officer of Advanced Energy Industries, Inc (Advanced Energy), who is a substantial shareholder of Advanced Energy, serves as a director of APT. For the years ended December 31, 2005, 2004, and 2003, revenue from Advanced Energy was approximately $3,948, $6,560, and $4,530, respectively. Accounts receivable from Advanced Energy were $353 and $138 at December 31, 2005 and 2004, respectively.

(10) Line of Credit

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

(11) Commitments and Contingencies

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

On June 22, 2005, we entered into a wafer production agreement with CSMC Manufacturing Co., Ltd. for the provision of foundry services to be performed by CSMC Technologies Fab 1 Co., Ltd. (CSMC), a subsidiary located in Wuxi, Jiangsu Province, China. CSMC will produce and supply wafers to the Company according to the terms and conditions of the contract. There are no financial commitments from the contract until production begins, which is expected in the second half of 2006.

APT has agreements with foundry partners in Europe, Taiwan, and China to process wafers. APT also has agreements with subcontractors in the Philippines and Malaysia for assembly and testing of most of its plastic encapsulated products. In addition, APT enters purchase order obligations in the normal course of business for the purchase of raw materials, capital equipment, and other supplies. APT’s total commitments at December 31, 2005 under these purchase obligations were approximately $14,522.

(12) Subsequent Events

Merger with Microsemi Corporation

On November 2, 2005, Advanced Power Technology, Inc., a Delaware corporation (the “Company”), announced that it had entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Microsemi Corporation, a Delaware corporation (“Microsemi”) and its newly formed, wholly-owned subsidiary, APT Acquisition Corp., a Delaware corporation (“Merger Subsidiary”).

Under the terms of the Merger Agreement, Microsemi will pay the equivalent of $12.20 for each share of the Company’s outstanding common stock, based on closing prices on November 2, 2005. Shareholders of the Company will receive $2.00 in cash, plus 0.435 shares of Microsemi common stock, for each share of the Company’s common stock. As of November 2, 2005, the Company had 10,826,064 common shares outstanding and 11,176,003 shares outstanding on a fully diluted basis. Pursuant to the Merger Agreement, the Company will merge into the Merger Subsidiary (the “Merger”), whereupon the separate existence of the Company shall cease. The Merger is subject to regulatory approvals and the approval of the Company’s shareholders and other closing conditions. The merger is expected to close in the second quarter of 2006.

2006 Restructuring Actions

On February 17, 2006 the Company finalized its decision and announced to employees the planned closure of its facility in Montgomeryville, Pennsylvania. The business management functions and remaining manufacturing activities currently located in Montgomeryville will be transferred to our facility in Santa Clara, California. This action is in addition to the actions announced on July 21, 2005 in our second quarter 2005 earnings release, which included the increased use of offshore manufacturing subcontractors. We expect that this restructuring action will be completed over the next twelve months and will lead to an additional reduction of approximately 8% of our total workforce. We estimate that this restructuring action will result in pretax restructuring charges of approximately $440 over the 12 month time frame. The charges will include one-time severance costs of approximately $320 to be settled in cash, and non-cash charges related to other exit costs of $120. Once these restructuring actions are fully completed, we estimate the annual savings will be approximately $1.6 million.

Northrop Grumman Systems License Agreement

On February 22, 2006, Advanced Power Technology, Inc. (APT) entered into a license agreement with the Electronic Systems’ sector of Northrop Grumman Systems Corporation (Northrop) in which Northrop will license their silicon carbide technology to APT, and APT will be the exclusive foundry supplier of certain silicon carbide products to Northrop. In addition, the agreement allows APT to use the licensed technology to manufacture and sell other silicon carbide products for commercial purposes. Royalties will be due to Northrop upon the sale of such products to customers other than Northrop. The contract is effective until the expiration of the last to expire of the patents included in the agreement, unless the agreement is extended by the parties.

(13) Segment Information

APT operates in one segment and is engaged in the manufacture and marketing of high-performance power semiconductors and modules for switching and RF applications.

(a) Geographic Information

APT’s geographic revenue, operating income (loss) and identifiable assets are summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Geographic revenue:
United States	$40,594	$44,319	$31,768
China	8,334	9,205	4,144
Germany	2,561	3,959	2,517
United Kingdom	1,927	1,875	1,976
Austria	1,447	1,564	1,967
Other	10,113	6,915	6,520
	$64,976	$67,837	$48,892

Operating income (loss):
United States	$(5,075)	$4,027	$(2,282)
France	230	(989)	(615)
	$(4,845)	$3,038	$(2,897)

	December 31,
	2005	2004	2003

Long-lived assets:
United States	$9,843	$10,754	$10,314
France	701	603	688
	$10,544	$11,357	$11,002

(b) Significant Customers

For the year ended December 31, 2005, our largest volume OEM customers were AEIS, Rockwell Collins, MKS Instruments, Copley Controls, and Emerson. In 2005, approximately 62.4% of our revenue was from customers in North America, 17.6% from customers in Europe, and 20.0% from customers in Asia and the rest of the world.

Revenue from our five largest OEM and distributor customers accounted for 37.7%, 46.6%, and 38.0% of our total revenue in 2005, 2004, and 2003, respectively. Richardson Electronics accounted for 19.7% of our revenue in 2005, 21.9% of our revenue in 2004, and 15.8% of our revenue in 2003. The 2004 increase for Richardson Electronics in the overall percentage of our revenue is primarily due to utilizing Richardson to import products to certain key Asian customers. No other customer exceeded 10.0% of our revenue during these periods. We generally provide our customers a 12-month repair or replacement warranty.

(14) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2005
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenue, net	$14,132	$15,176	$16,843	$18,825
Gross profit (3)	3,753	4,725	5,753	6,330
Operating income (loss) (3)	(6,314)	(241)	742	968
Net income (loss) (3)	(6,340)	(237)	828	1,087
Basic net income (loss) per share	$(0.59)	$(0.02)	$0.08	$0.10
Diluted net income (loss) per share	$(0.59)	$(0.02)	$0.07	$0.10

	Year Ended December 31, 2004
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenue, net	$15,093	$18,061	$18,660	$16,023
Gross profit (2)	5,452	6,872	6,312	5,789
Operating income (2)	249	844	1,344	601
Net income (2)	283	869	1,228	676
Basic and diluted net income per share	$0.03	$0.08	$0.11	$0.06

	Year Ended December 31, 2003
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenue, net	$11,159	$12,487	$12,708	$12,538
Gross profit (1)	3,123	4,430	4,067	3,892
Operating income (loss) (1)	(1,641)	59	(155)	(1,160)
Net loss (1)	(1,009)	(119)	(338)	(1,864)
Basic and diluted net loss per share	$(0.10)	$(0.01)	$(0.03)	$(0.18)

(1)          As a result of the 2002 acquisition of GHz Technology, Inc. and certain assets of Microsemi RF Products, Inc., during the year ended 2003 we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,168, of which $1,118 was included in costs of goods sold and $50 in operating expenses. Also recorded in 2003 was $645 of restructuring related charges included in operating expenses. During 2003 we acquired the administrative building we leased in Santa Clara, California in order to avoid future lease payments which were above market. The building is reported as assets held for sale, and accordingly we took a $350 impairment charge to adjust the carrying value to fair market value. Also included in restructuring charges is severance related to downsizing and organizational changes. During 2003 we recorded a tax expense for a valuation allowance against our net deferred tax assets for $846. The total amount for these items net of taxes was $2,659. The total charges by quarter were pre-tax $541, $294, $289, $689 and after tax $346, $191, $587, $1,535 in the first, second, third and fourth quarters, respectively. We recorded a tax benefit of $480 in the first and second quarter of 2003 which was reversed in the third quarter of 2003. The remaining deferred tax asset was fully reserved in the fourth quarter of 2003.

(2)          As result of the prior acquisitions made, we recorded in 2004 acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,098, of which $1,086 was included in costs of goods sold and $12 in operating expenses. In 2004, we acquired the assets, including prototype inventories, equipment, patents, and other intellectual property from a development stage business, Zeus Semiconductor, Inc. As a result of this transaction, during the third quarter of 2004 we recorded acquisition related charges for purchased IPR&D of $170. Also recorded in 2004 was $558 of restructuring related charges included in operating expenses. These charges included severance related to downsizing and organizational changes we began in 2003. The charges also include an additional impairment charge on the administrative building we purchased in 2003 as explained in note (2) above, as well as costs to exit certain production activities. The latter charges relate to accelerated depreciation on certain production related equipment to be abandoned after shutdown and contractual closing costs. During the third and fourth quarters of 2004 we also incurred $225 of charges in connection with the filing and subsequent withdrawal of a registration statement. The total amount of these items net of taxes was $2,028. The total charges by quarter were pre-tax $486, $395, $658, $512 and after tax $486, $395, $645, $502, in the first, second, third, and fourth quarters, respectively.

(3)          In 2005, we recorded acquisition related charges for amortization of intangible assets and deferred compensation amortization of $1,302, of which $1,076 was included in cost of goods sold and $226 in operating expenses. In connection with our January 2005 acquisition of PowerSicel, Inc., we recorded in-process research and development charges of $4,868. Also recorded in 2005 was $250 of restructuring related charges, of which $196 was included in operating expenses and $54 was included in cost of goods sold. Of the total restructuring related charges, $45 was associated with additional severance related to downsizing and organizational changes we began in 2003, and $205 was related to plans announced in July 2005 to continue consolidating manufacturing operations, move certain production activities offshore and disengage from a small low growth product line currently with onshore production. In connection with our merger agreement with Microsemi Corporation (see Note 12), we recorded $296 in merger-related expenses. The total charges for these items net of tax were $6,709. The total charges by quarter were pre-tax $5,266, $422, $326, $702 and after tax $5,259, $422, $326, $702, in the first, second, third, and fourth quarters of 2005, respectively.